Form 10-Q
period 2024-06-30
iShares Ethereum Trust ETF
filed 2024-08-08
CIK 2000638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-42166

iShares® Ethereum Trust ETF

(Exact name of registrant as specified in its charter)

Delaware	99-6353885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o iShares Delaware Trust Sponsor LLC
400 Howard Street
San Francisco, California 94105

(Address of principal executive offices) (Zip Code)

(415) 670-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	ETHA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2024, the Registrant had 24,800,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Ethereum Trust ETF

Statement of Assets and Liabilities (Unaudited)

At June 30, 2024

June 30, 2024
Assets
Investment in ether, at fair value(a)	$10,590,295
Total Assets	10,590,295

Liabilities
Sponsor’s fees payable	420
Total Liabilities	420
Commitments and contingent liabilities (Note 6)	—

Net Assets	$10,589,875
Shares issued and outstanding(b)	400,000
Net asset value per Share (Note 2C)	$26.47

(a)	Cost of investment in ether is $10,000,000.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statement of Operations (Unaudited)

For the Period from May 21, 2024 (Date of Seeding) to June 30, 2024

For the Period from May 21, 2024 (Date of Seeding) to June 30,
2024
Expenses
Sponsor’s fees	$420

Total expenses	420
Net investment loss	(420)

Net Realized and Unrealized Gain (Loss)
Net realized gain	—
Net change in unrealized appreciation/depreciation	590,295
Net realized and unrealized gain	590,295

Net increase in net assets resulting from operations	589,875

Net increase in net assets per Share(a)	$1.47

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statement of Changes in Net Assets (Unaudited)

For the Period from May 21, 2024 (Date of Seeding) to June 30, 2024

For the Period from May 21, 2024 (Date of Seeding) to June 30,
2024
Net Assets at May 21, 2024	$—

Operations:
Net investment loss	(420)
Net realized gain	—
Net change in unrealized appreciation/depreciation	590,295
Net increase in net assets resulting from operations	589,875

Capital Share Transactions:
Contributions for Shares issued	10,000,000
Distributions for Shares redeemed	—
Net increase in net assets from capital share transactions	10,000,000

Increase in net assets	10,589,875

Net Assets at June 30, 2024	$10,589,875

Shares issued and redeemed
Shares issued	400,000
Shares redeemed	—
Net increase in Shares issued and outstanding	400,000

See notes to financial statements.

iShares® Ethereum Trust ETF

Statement of Cash Flows (Unaudited)

For the Period from May 21, 2024 (Date of Seeding) to June 30, 2024

For the Period from May 21, 2024 (Date of Seeding) to June 30,
2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$589,875
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(10,000,000)
Proceeds from ether sold to pay expenses	—
Net realized (gain) loss	—
Net change in unrealized appreciation/depreciation	(590,295)
Change in operating assets and liabilities:
Sponsor’s fees payable	420
Net cash used in operating activities	(10,000,000)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	10,000,000
Net cash provided by financing activities	10,000,000

Cash
Net increase in cash	—
Cash, beginning of period	—
Cash, end of period	—

See notes to financial statements.

iShares® Ethereum Trust ETF

Schedule of Investments (Unaudited)

At June 30, 2024

June 30, 2024

Description	Quantity	Cost	Fair Value
Ether	3,031	$10,000,000	$10,590,295

Total Investments — 100.00%			10,590,295
Less Liabilities — 0.00%			(420)
Net Assets — 100.00%			$10,589,875

See notes to financial statements.

iShares® Ethereum Trust ETF

Notes to Financial Statements (Unaudited)

June 30, 2024

1 - Organization

The iShares Ethereum Trust ETF (the “Trust”) was organized on November 9, 2023 as a Delaware statutory trust. The trustee is BlackRock Fund Advisors (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Bank of New York Mellon serves as the “Trust Administrator.” The Trust is governed by the provisions of the Second Amended and Restated Trust Agreement (the “Trust Agreement”) executed by the Sponsor, the Trustee and Wilmington Trust, National Association, a national association (“Delaware Trustee”), as of July 3, 2024. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

On May 21, 2024, BlackRock Financial Management, Inc. (the “Seed Capital Investor”) purchased 400,000 Shares for $10,000,000 at a per‑Share price of $25.00 (the “Seed Creation Baskets”). The Seed Capital Investor did not receive from the Trust, the Sponsor or any of their affiliates any fee or other compensation in connection with the purchase of Seed Creation Baskets. On June 24, 2024, the Trust purchased approximately 3,031 ether with the proceeds of the Seed Creation Baskets using Coinbase Inc. (the “Prime Execution Agent”). The costs incurred in connection with the purchase of ether with the proceeds of the Seed Creation Baskets were borne by the Trust. Sponsor’s fee started accruing daily at an annualized rate equal to 0.25% of the net asset value of the Trust on June 24, 2024.

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on July 22, 2024 and the Shares were listed on The Nasdaq Stock Market LLC (“NASDAQ”) on July 23, 2024.

The Trust seeks to reflect generally the performance of the price of ether. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Shares are intended to constitute a simple means of making an investment similar to an investment in ether.

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period.

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

2 - Significant Accounting Policies

A.	Basis of Accounting

The following significant accounting policies are consistently followed by the Trust in the preparation of its financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

B.	Ether

Coinbase Custody Trust Company, LLC (the “Ether Custodian”) is responsible for safekeeping the ether owned by the Trust. The Ether Custodian is appointed by the Trustee.

The net asset value of the Trust equals the total assets of the Trust, which consists solely of ether and cash, less total liabilities of the Trust, each determined by the Trustee pursuant to policies established from time to time by the Trustee or its affiliates or otherwise described herein. The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurement” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for ether as of 11:59 p.m. Eastern Time (“ET”) on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust engages a third-party vendor to obtain a price from a principal market for ether, which is determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades.

The Sponsor has the exclusive authority to determine the Trust’s net asset value, which it has delegated to the Trustee under the Trust Agreement. The Trustee has delegated to the Trust Administrator the responsibility to calculate the net asset value of the Trust and the net asset value per Share (“NAV”), based on a pricing source selected by the Trustee. In determining the Trust’s net asset value, the Trust Administrator values the ether held by the Trust based on an index (the “Index”), unless the Sponsor in its sole discretion determines that the Index is unreliable. The methodology used to calculate the Index price to value ether in determining the net asset value of the Trust may not be deemed consistent with U.S. GAAP. The CME CF Ether–Dollar Reference Rate – New York Variant for the ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (together a “Fair Value Event”), the Trust’s holdings may be fair valued on a temporary basis in accordance with the fair value policies approved by the Trustee.

Additionally, the Trust Administrator monitors for unusual prices and escalates to the Trustee if detected. If the CF Benchmarks Index is not used, the Trust will notify Shareholders in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. The Trust Administrator calculates the NAV of the Trust once on each day other than a Saturday or a Sunday, or a day on which NASDAQ is closed for regular trading (a “Business Day”). The NAV for a normal trading day will be released after 4:00 p.m. ET. Trading during the core trading session on NASDAQ typically closes at 4:00 p.m. ET. However, NAVs are not officially released until after the completion of a comprehensive review of the NAV and prices utilized to determine the NAV of the Trust by the Trust Administrator. Upon the completion of the end of day reviews by the Trust Administrator the NAV is released to the public typically by 5:30 p.m. ET and generally no later than 8:00 p.m. ET. The period between 4:00 p.m. ET and the NAV release after 5:30 p.m. ET (or later) provides an opportunity for the Trust Administrator and the Trustee to detect, flag, investigate, and correct unusual pricing should it occur and implement a Fair Value Event, if necessary. Any such correction could adversely affect the value of the Shares.

The Trust’s periodic financial statements may not utilize net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with U.S. GAAP.

Gain or loss on sales of ether is calculated on a trade date basis using the average cost method.

The following table summarizes activity in ether for the period from May 21, 2024 (Date of Seeding) to June 30, 2024:

Period from May 21, 2024 (Date of Seeding) to June 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Ether purchased	3,031	10,000,000	10,000,000	—
Ether sold for the redemption of shares	—	—	—	—
Ether sold to pay expenses	—	—	—	—
Net realized gain	—	—	—	—
Net change in unrealized appreciation/depreciation	—	—	590,295	—
Ending balance	3,031	$10,000,000	$10,590,295	$—

C.	Calculation of Net Asset Value

On each Business Day, as soon as practicable after 4:00 p.m. ET, the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the total assets held by the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

D.	Cash and Cash Equivalents

Cash includes non-interest bearing, non-restricted cash maintained with one banking institution that does not exceed U.S. federally insured limits.

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the period ended June 30, 2024, the Sponsor's fee was $420.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting July 23, 2024, the Sponsor will waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will be equal to 0.12% of the net asset value of the Trust for the first $2.5 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website.

The Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Delaware Trustee, the Trust Administrator, the Ether Custodian, and The Bank of New York Mellon (the “Cash Custodian”), NASDAQ listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $500,000 per annum required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust. The Sponsor will also pay the costs of the Trust’s organization and the initial sale of the Shares, including applicable SEC registration fees. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

4 - Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

As of June 30, 2024, BlackRock Financial Management, Inc., an affiliate of the Sponsor, owned 400,000 Shares of the Trust, or 100%, of the Trust.

5 - Indemnification

The Trust Agreement provides that the Sponsor shall indemnify the Trustee, its directors, employees, delegees and agents against, and hold each of them harmless from, any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) that is incurred by any of them and that arises out of or is related to (1) any offer or sale by the Trust of blocks of 40,000 Shares (a “Basket”) (2) acts performed or omitted pursuant to the provisions of the Trust Agreement, (A) by the Trustee, its directors, employees, delegees and agents or (B) by the Sponsor or (3) any filings with or submissions to the SEC in connection with or with respect to the Shares, except that the Sponsor shall not have any obligations to pay any indemnification amounts incurred as a result of and attributable to (x) the willful misconduct, gross negligence or bad faith of, or material breach of the terms of the Trust Agreement by, the Trustee, (y) information furnished in writing by the Trustee to the Sponsor expressly for use in the registration statement, or any amendment thereto, filed with the SEC relating to the Shares that is not materially altered by the Sponsor or (z) any misrepresentations or omissions made by an authorized participant (other than the Sponsor) in connection with such authorized participant’s offer and sale of Shares.

The Trust Agreement provides that the Trustee shall indemnify the Sponsor, its directors, employees, delegees and agents against, and hold each of them harmless from, any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) (1) caused by the willful misconduct, gross negligence or bad faith of the Trustee or (2) arising out of any information furnished in writing to the Sponsor by the Trustee expressly for use in the registration statement, or any amendment thereto or periodic report, filed with the SEC relating to the Shares that is not materially altered by the Sponsor.

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries and agents shall be indemnified from the Trust and held harmless against any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement and incurred without their (1) willful misconduct, gross negligence or bad faith or (2) reckless disregard of their obligations and duties under the Trust Agreement.

The Trust has agreed that the Cash Custodian will only be responsible for any loss or damage suffered by the Trust as a direct result of the Cash Custodian’s negligence, fraud or willful default in the performance of its duties.

The Trust’s maximum exposure under these arrangements is unknown because it involves future potential claims against the Trust, which cannot be predicted with any certainty.

6 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust which cannot be predicted with any certainty.

7 - Concentration Risk

Substantially all of the Trust’s assets are holdings of ether, which creates a concentration risk associated with fluctuations in the value of ether. Accordingly, a decline in the value of ether will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of ether include negative perception of digital assets; a lack of stability and standardized regulation in the digital asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

8 - Investment Valuation

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investment at fair value.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1 −	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 −

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 −	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At June 30, 2024, the value of the ether held by the Trust is categorized as Level 1.

9 - Subsequent Event

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the SEC on July 22, 2024 and the Shares were listed on NASDAQ on July 23, 2024.  For a twelve month period, starting July 23, 2024, the Sponsor will waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will be equal to 0.12% of the net asset value of the Trust for the first $2.5 billion of the Trust’s assets.

Other than the items noted above there were no subsequent events requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The iShares Ethereum Trust ETF (the “Trust”) is a Delaware statutory trust. The Trust does not have any officers, directors, or employees, and is administered by the Second Amended and Restated Trust Agreement dated as of July 3, 2024, among iShares Delaware Trust Sponsor LLC (the “Sponsor”), BlackRock Fund Advisors (the “Trustee”) and Wilmington Trust, National Association, a national association (the “Delaware Trustee”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of ether held by a custodian on behalf of the Trust.

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of ether. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of ether.

The Trust issues and redeems Shares only in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of ether attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Only registered broker‑dealers that have previously entered into an agreement with the Sponsor governing the terms and conditions of such issuance (such broker‑dealer, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash. Baskets may be redeemed by the Trust in exchange for the cash proceeds from selling the amount of ether corresponding to their redemption value.

The Trust engages in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders) by choosing, in its sole discretion, to trade directly with third parties (each, a “Ether Trading Counterparty”), who are not registered broker‑dealers pursuant to written agreements between such Ether Trading Counterparties and the Trust, or choosing to trade through Coinbase Inc. (the “Prime Execution Agent”) acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent agreement.

Shares of the Trust trade on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol ETHA.

Valuation of Ether; The CF Benchmark Index

On each day other than a Saturday or a Sunday, or a day on which NASDAQ is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. Eastern Time (“ET”), the Trust evaluates the ether held by the Trust as reflected by the CME CF Ether–Dollar Reference Rate – New York Variant for the ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) and determines the net asset value of the Trust and the net asset value per Share (“NAV”).

CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under UK Benchmark Regulations (“BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd. (the “Index Administrator”) a UK incorporated company, authorized and regulated by the Financial Conduct Authority (“FCA”) of the UK as a Benchmark Administrator, under UK BMR.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. The Trust’s only source of liquidity is its sales of ether.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of ether, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Ether; The CF Benchmark Index,” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Period from May 21, 2024 (Date of Seeding) to June 30, 2024

On May 21, 2024, the Seed Capital Investor, an affiliate of the Sponsor, subject to conditions, purchased the Seed Creation Baskets, comprising 400,000 Shares at a per‑Share price equal to $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000. On June 24, 2024, the Trust purchased approximately 3,031 ether with the proceeds of the Seed Creation Baskets using the Prime Execution Agent. With the above transaction on June 24, 2024, the Trust commenced operations and the Sponsor's fee started accruing daily at an annualized rate equal to 0.25% of the net asset value of the Trust.

The Trust’s net asset value grew from $10,000,000 at May 21, 2024 to $10,589,875 at June 30, 2024. The increase in the Trust’s net asset value resulted  from an increase in the price of ether, which rose 5.90% from the Trust’s first ether purchase of $3,299.54 on June 24, 2024 to $3,494.31 at June 30, 2024.

The 5.88% increase in the NAV for purposes of the Trust’s periodic financial statements (the “Financial Statement NAV”) from $25.00 at May 21, 2024 to $26.47 at June 30, 2024 is directly related to the 5.90% increase in the price of ether.

Net increase in net assets resulting from operations for the period from May 21, 2024 to June 30, 2024 was $589,875, resulting from an unrealized gain on investment in ether of $589,875.  Other than the Sponsor’s fee of $420, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Risk Factors of the registrant’s Amendment No. 4 to the Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on July 17, 2024 and declared effective on July 22, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Trust of iShares Ethereum Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S‑1 (File No. 333-275583) filed by the Registrant on November 16, 2023

3.2

Certificate of Amendment to Certificate of Trust of iShares Ethereum Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S‑1 (File No. 333-275583) filed by the Registrant on May 29, 2024

3.3	Certificate of Amendment to Certificate of Trust of iShares Ethereum Trust incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S‑1 (File No. 333-275583) filed by the Registrant on June 21, 2024

4.1	Second Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 333-275583) filed by the Registrant on July 8, 2024

4.2	Form of Authorized Participant Agreement incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-275583) filed by the Registrant on May 29, 2024

10.1	Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S‑1 (File No. 333-275583) filed by the Registrant on May 29, 2024

10.2

Coinbase Custody Custodial Services Agreement (included as Exhibit A in Exhibit 10.1) incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-275583) filed by the Registrant on May 29, 2024

10.3

Services Agreement with The Bank of New York Mellon, as cash custodian and trust administrator incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-275583) filed by the Registrant on May 29, 2024

10.4	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333‑275583) filed by the Registrant on May 29, 2024

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Ethereum Trust ETF (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 8, 2024

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 8, 2024

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.