Form 10-Q
period 2024-09-30
iShares Ethereum Trust ETF
filed 2024-11-07
CIK 2000638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, the Registrant had 61,560,000 Shares outstanding.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Statement of Assets and Liabilities at September 30, 2024	1

	Statements of Operations for the three months ended September 30, 2024 and the Period from May 21, 2024 (Date of Seeding) to September 30, 2024	2

	Statements of Changes in Net Assets for the three months ended September 30, 2024 and the Period from May 21, 2024 (Date of Seeding) to September 30, 2024	3

	Statement of Cash Flows for the Period from May 21, 2024 (Date of Seeding) to September 30, 2024	4

	Schedule of Investments at September 30, 2024	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

SIGNATURES		16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Ethereum Trust ETF

Statement of Assets and Liabilities (Unaudited)

At September 30, 2024

September 30, 2024
Assets
Investment in ether, at fair value(a)	$1,019,423,341
Cash	3,260
Total Assets	1,019,426,601

Liabilities
Sponsor’s fees payable	84,058
Total Liabilities	84,058

Commitments and contingent liabilities (Note 6)	—

Net Assets	$1,019,342,543
Shares issued and outstanding(b)	51,200,000
Net asset value per Share (Note 2C)	$19.91

(a)	Cost of investment in ether: $1,157,342,168.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Operations (Unaudited)

For the three months ended September 30, 2024 and the Period from May 21, 2024 (Date of Seeding) to September 30, 2024

	Three Months Ended September 30,	For the Period from May 21, 2024 (Date of Seeding) to September 30,
	2024	2024
Expenses
Sponsor’s fees	$358,491	$358,911
Sponsor’s fees waiver	(186,634)	(186,634)
Total expenses	171,857	172,277
Net investment loss	(171,857)	(172,277)

Net Realized and Unrealized Gain (Loss)
Net realized loss from:
Ether sold to pay expenses	(21,660)	(21,660)
Net change in unrealized appreciation/depreciation	(138,509,122)	(137,918,827)
Net realized and unrealized loss	(138,530,782)	(137,940,487)

Net (decrease) in net assets resulting from operations	$(138,702,639)	$(138,112,764)

Net (decrease) in net assets per Share(a)	$(4.67)	$(6.69)

(a)	Net decrease in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three months ended September 30, 2024 and the period from May 21, 2024 (Date of Seeding) to September 30, 2024

For the Period from May 21, 2024 (Date of Seeding) to September 30,
2024
Net Assets at May 21, 2024	$—

Operations:
Net investment loss	(420)
Net change in unrealized appreciation/depreciation	590,295
Net increase in net assets resulting from operations	589,875

Capital Share Transactions:
Contributions for Shares issued	10,000,000
Net increase in net assets from capital share transactions	10,000,000

Increase in net assets	10,589,875

Net Assets at June 30, 2024	$10,589,875

Operations:
Net investment loss	(171,857)
Net realized loss	(21,660)
Net change in unrealized appreciation/depreciation	(138,509,122)
Net decrease in net assets resulting from operations	(138,702,639)

Capital Share Transactions:
Contributions for Shares issued	1,147,455,307
Net increase in net assets from capital share transactions	1,147,455,307

Increase in net assets	1,008,752,668

Net Assets at September 30, 2024	$1,019,342,543

Shares issued and redeemed
Shares issued	51,200,000
Shares redeemed	—
Net increase in Shares issued and outstanding	51,200,000

See notes to financial statements.

iShares® Ethereum Trust ETF

Statement of Cash Flows (Unaudited)

For the Period from May 21, 2024 (Date of Seeding) to September 30, 2024

For the Period from May 21, 2024 (Date of Seeding) to September 30,
2024
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(138,112,764)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(1,157,427,156)
Proceeds from ether sold to pay expenses	63,328
Net realized (gain) loss	21,660
Net change in unrealized appreciation/depreciation	137,918,827
Change in operating assets and liabilities:
Sponsor’s fees payable	84,058
Net cash used in operating activities	$(1,157,452,047)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	1,157,455,307
Net cash provided by financing activities	$1,157,455,307

Cash
Net increase in cash	3,260
Cash, beginning of period	—
Cash, end of period	3,260

See notes to financial statements.

iShares® Ethereum Trust ETF

Schedule of Investments (Unaudited)

At September 30, 2024

September 30, 2024

Description	Quantity	Cost	Fair Value
Ether	387,843	$1,157,342,168	$1,019,423,341

Total Investments — 100.01%			1,019,423,341
Other Assets less Liabilities — (0.01)%			(80,798)
Net Assets — 100.00%			$1,019,342,543

See notes to financial statements.

iShares® Ethereum Trust ETF

Notes to Financial Statements (Unaudited)

September 30, 2024

1 - Organization

The iShares Ethereum Trust ETF (the “Trust”) was organized on November 9, 2023 as a Delaware statutory trust. The trustee is BlackRock Fund Advisors (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Bank of New York Mellon serves as the “Trust Administrator.” The Trust is governed by the provisions of the Second Amended and Restated Trust Agreement (the “Trust Agreement”) executed by the Sponsor, the Trustee and Wilmington Trust, National Association, a national association (“Delaware Trustee”), as of July 3, 2024. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. On August 8, 2024, the Trust’s name was changed from iShares Ethereum Trust to iShares Ethereum Trust ETF.

On May 21, 2024, BlackRock Financial Management, Inc. (the “Seed Capital Investor”) purchased 400,000 Shares for $10,000,000 at a per‑Share price of $25.00 (the “Seed Creation Baskets”). The Seed Capital Investor did not receive from the Trust, the Sponsor or any of their affiliates any fee or other compensation in connection with the purchase of Seed Creation Baskets. On June 24, 2024, the Trust purchased approximately 3,031 ether with the proceeds of the Seed Creation Baskets using Coinbase Inc. (the “Prime Execution Agent”). The costs incurred in connection with the purchase of ether with the proceeds of the Seed Creation Baskets were borne by the Trust. The Sponsor’s fee started accruing daily at an annualized rate equal to 0.25% of the net asset value of the Trust on June 24, 2024.

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on July 22, 2024 (Effective Date) and the Shares were listed on The Nasdaq Stock Market LLC (“NASDAQ”) on July 23, 2024.

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

Additionally, the Trust Administrator monitors for unusual prices and escalates to the Trustee if detected. If the CF Benchmarks Index is not used, the Trust will notify Shareholders in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. The Trust Administrator calculates the net asset value of the Trust and the NAV once on each day other than a Saturday or a Sunday, or a day on which NASDAQ is closed for regular trading (a “Business Day”). The NAV for a normal trading day will be released after 4:00 p.m. ET. Trading during the core trading session on NASDAQ typically closes at 4:00 p.m. ET. However, NAVs are not officially released until after the completion of a comprehensive review of the NAV and prices utilized to determine the NAV of the Trust by the Trust Administrator. Upon the completion of the end of day reviews by the Trust Administrator the NAV is released to the public typically by 5:30 p.m. ET and generally no later than 8:00 p.m. ET. The period between 4:00 p.m. ET and the NAV release after 5:30 p.m. ET (or later) provides an opportunity for the Trust Administrator and the Trustee to detect, flag, investigate, and correct unusual pricing should it occur and implement a Fair Value Event, if necessary. Any such correction could adversely affect the value of the Shares.

The Trust’s periodic financial statements may not utilize net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with U.S. GAAP.

Gain or loss on sales of ether is calculated on a trade date basis using the average cost method.

The following table summarizes activity in ether for the three months ended September 30, 2024:

Three Months Ended September 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	3,031	$10,000,000	$10,590,295	$—
Ether purchased	384,840	1,147,427,156	1,147,427,156	—
Ether sold to pay expenses	(28)	(84,988)	(63,328)	(21,660)
Net realized loss	—	—	(21,660)	—
Net change in unrealized appreciation/depreciation	—	—	(138,509,122)	—
Ending balance	387,843	$1,157,342,168	$1,019,423,341	$(21,660)

The following table summarizes activity in ether for the period from May 21, 2024 (Date of Seeding) to September 30, 2024:

Period from May 21, 2024 (Date of Seeding) to September 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Ether purchased	387,871	1,157,427,156	1,157,427,156	—
Ether sold to pay expenses	(28)	(84,988)	(63,328)	(21,660)
Net realized loss	—	—	(21,660)	—
Net change in unrealized appreciation/depreciation	—	—	(137,918,827)	—
Ending balance	387,843	$1,157,342,168	$1,019,423,341	$(21,660)

C.	Calculation of Net Asset Value

On each Business Day, as soon as practicable after 4:00 p.m. ET, the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the total assets held by the Trust. The Trust Administrator computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

D.	Cash and Cash Equivalents

Cash includes non-interest bearing, non-restricted cash maintained with one banking institution that does not exceed U.S. federally insured limits.

E.	Offering of the Shares

Shares are issued and redeemed continuously in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of ether attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only registered broker-dealers that are eligible to settle securities transactions through the book entry facilities of the Depository Trust Company and that have entered into a contractual arrangement with the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash. Baskets may be redeemed by the Trust in exchange for the cash proceeds from selling the amount of ether corresponding to their redemption value.

The Trust engages in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders) by choosing, in its sole discretion, to trade directly with third parties (each, a “Ether Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Ether Trading Counterparties and the Trust, or choosing to trade through Coinbase, Inc. (the “Prime Execution Agent”) acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement.

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the period ended September 30, 2024, the Sponsor’s fee was $358,911.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting July 23, 2024, the Sponsor will waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will be equal to 0.12% of the net asset value of the Trust for the first $2.5 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the period ended September 30, 2024, the amount waived was $186,634.

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

As of September 30, 2024, BlackRock Financial Management, Inc., an affiliate of the Sponsor, owned 400,000 Shares of the Trust, or 0.78%, of the Trust.

5 - Indemnification

The Trust Agreement provides that the Sponsor shall indemnify the Trustee, its directors, employees, delegees and agents against, and hold each of them harmless from, any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) that is incurred by any of them and that arises out of or is related to (1) any offer or sale by the Trust of Baskets, (2) acts performed or omitted pursuant to the provisions of the Trust Agreement, (A) by the Trustee, its directors, employees, delegees and agents or (B) by the Sponsor or (3) any filings with or submissions to the SEC in connection with or with respect to the Shares, except that the Sponsor shall not have any obligations to pay any indemnification amounts incurred as a result of and attributable to (x) the willful misconduct, gross negligence or bad faith of, or material breach of the terms of the Trust Agreement by, the Trustee, (y) information furnished in writing by the Trustee to the Sponsor expressly for use in the registration statement, or any amendment thereto, filed with the SEC relating to the Shares that is not materially altered by the Sponsor or (z) any misrepresentations or omissions made by an authorized participant (other than the Sponsor) in connection with such authorized participant’s offer and sale of Shares.

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

7 - Concentration Risk

Substantially all of the Trust’s assets are holdings of ether, which creates a concentration risk associated with fluctuations in the price of ether. Accordingly, a decline in the price of ether will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of ether include a negative perception of digital assets; a lack of stability and standardized regulation in the digital asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended September 30, 2024 and the period from May 21, 2024 (Date of Seeding) to September 30, 2024.

	Three Months Ended September 30,	Period from May 21, 2024 (Date of Seeding) to September 30,
	2024	2024
Net asset value per Share, beginning of period	$26.47	$25.00

Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized loss(b)	(6.55)	(5.08)
Net decrease in net assets from operations	(6.56)	(5.09)
Net asset value per Share, end of period	$19.91	$19.91

Total return, at net asset value(c)(d)	(24.78)%	(20.20	)%(e)(f)

Ratio to average net assets:
Net investment loss(g)	(0.12)%	(0.12)%
Total Expenses(g)	0.24%	0.24%
Total expenses after fees waived(g)	0.12	0.12%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	For the period June 24, 2024 (Effective Date) to September 30, 2024.
(f)	For the period May 21, 2024 to September 30, 2024, the Trust’s total return was (20.36)%.
(g)	Percentage is annualized.

9 - Investment Valuation

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

At September 30, 2024, the value of the ether held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Results of Operations

The Quarter Ended September 30, 2024

The Trust’s net asset value increased from $10,589,875 at June 30, 2024 to $1,019,342,543 at September 30, 2024. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 400,000 Shares at June 30, 2024 to 51,200,000 Shares at September 30, 2024, a consequence of 50,800,000 Shares (1,270 Baskets) being created. The increase in the Trust’s net asset value was partially offset by a decrease in the price of ether, which fell 24.78% from $3,494.31 at June 30, 2024 to $2,628.44 at September 30, 2024.

The 24.78% decrease in the NAV for purposes of the Trust’s periodic financial statements (the “Financial Statement NAV”) from $26.47 at June 30, 2024 to $19.91 at September 30, 2024 is directly related to the 24.78% decrease in the price of ether.

The NAV of $26.70 on July 19, 2024 was the highest during the quarter, compared with a low during the quarter of $16.85 on September 6, 2024.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2024 was $138,702,639, resulting from an unrealized loss on investment in ether of $138,509,122, a net investment loss of $171,857, and a net realized loss of $21,660 from ether sold to pay expenses. Other than the net Sponsor’s fee of $171,857, the Trust had no expenses during the quarter.

The Period from May 21, 2024 (Date of Seeding) to September 30, 2024

On May 21, 2024, the Seed Capital Investor, an affiliate of the Sponsor, subject to conditions, purchased the Seed Creation Baskets, comprising 400,000 Shares at a per-Share price equal to $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000. On June 24, 2024, the Trust purchased approximately 3,031 ether with the proceeds of the Seed Creation Baskets using the Prime Execution Agent. With the above transaction on June 24, 2024, the Trust commenced operations and the Sponsor’s fee started accruing daily at an annualized rate equal to 0.25% of the net asset value of the Trust.

The 20.36% decrease in the NAV for purposes of the Financial Statement NAV from $25.00 at May 21, 2024 (Date of Seeding) to $19.91 at September 30, 2024 is directly related to the 20.34% decrease in the price of ether. The Financial Statement NAV decreased slightly more than the price of ether on a percentage basis due to the Sponsor’s fee, which was $172,277 for the period, or 0.04% of the Trust’s average weighted assets of $405,270,976 during the period.

The NAV of $26.70 on July 19, 2024 was the highest during the period, compared with a low during the period of $16.85 on September 6, 2024.

Net decrease in net assets resulting from operations for the period from May 21, 2024 to September 30, 2024 was $138,112,764, resulting from an unrealized loss on investment in ether of $137,918,827, a net realized loss of $21,660 from ether sold to pay expenses, and a net investment loss of $172,277. Other than the net Sponsor’s fee of $172,277, the Trust had no expenses during the quarter.

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

3.2

Certificate of Amendment to Certificate of Trust of iShares Ethereum Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S‑1/A (File No. 333-275583) filed by the Registrant on May 29, 2024

3.3	Certificate of Amendment to Certificate of Trust of iShares Ethereum Trust incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S‑1/A (File No. 333-275583) filed by the Registrant on June 21, 2024

4.1	Second Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1/A (File No. 333-275583) filed by the Registrant on July 8, 2024

4.2	Form of Authorized Participant Agreement incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1/A (File No. 333-275583) filed by the Registrant on May 29, 2024

10.1

Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S‑1/A (File No. 333-275583) filed by the Registrant on May 29, 2024

10.2

Coinbase Custody Custodial Services Agreement (included as Exhibit A in Exhibit 10.1) incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (File No. 333-275583) filed by the Registrant on May 29, 2024)

10.3

Services Agreement with The Bank of New York Mellon, as cash custodian and trust administrator incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1/A (File No. 333-275583) filed by the Registrant on May 29, 2024

10.4	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333‑275583) filed by the Registrant on May 29, 2024

10.5	Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of Form of 8-K (File No. 001-42166 filed by the Registrant on September 19, 2024

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Ethereum Trust ETF (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 7, 2024

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 7, 2024

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.