Form 10-K
period 2024-12-31
iShares Ethereum Trust ETF
filed 2025-03-05
CIK 2000638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2024, the aggregate market value of the shares held by non-affiliates was approximately $0. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of February 28, 2025, the Registrant had 170,720,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward‑looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for ether and the shares), the operations of iShares Ethereum Trust ETF (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. See Item 1A. “Risk Factors.” Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Moreover, none of the Sponsor, BlackRock Fund Advisors (the “Trustee”), Wilmington Trust Company (the “Delaware Trustee”) or their respective affiliates assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as required under Item 512 of Regulation S-K or other applicable disclosure laws, none of the Trust, the Sponsor, the Trustee, the Delaware Trustee, or their respective affiliates is under any duty to update any forward-looking statements to conform the statements to actual results or to a change in the expectations or predictions of these persons.

Risk Factors Summary

The following is only a summary of the principal risks that could materially and adversely affect our business, financial condition, results of operations and cash flows, which should be read in conjunction with the detailed description of these risks in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

Risk Factors Related to Digital Assets

●

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the shares issued by the Trust (the “Shares”) and the Shares could lose all or substantially all of their value.

●

The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of ether as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the blockchain ledger for ether (the “Ethereum blockchain”).

●	Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of ether.

●

Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

Risk Factors Related to the Digital Asset Markets

●	The value of the Shares relates directly to the value of ether, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●

The Index (as defined below) has a limited performance history, the Index price could fail to track the global ether price, and a failure of the Index price could adversely affect the value of the Shares.

●	The Index price used to calculate the value of the Trust’s ether may be volatile, adversely affecting the value of the Shares.

Risk Factors Related to the Trust and the Shares

●

If the process of creation and redemption of blocks of 40,000 Shares (a “Basket”) encounters any unanticipated difficulties, the possibility for arbitrage transactions by registered broker‑dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) intended to keep the price of the Shares closely linked to the price of ether may not exist and, as a result, the price of the Shares may fall or otherwise diverge from the net asset value per Share (“NAV”).

●	The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants or Ether Trading Counterparties.

●

Security threats to the Trust’s account at the Coinbase Custody Trust Company, LLC (the “Ether Custodian”) could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.

●

Ether transactions are irrevocable and stolen or incorrectly transferred ether may be irretrievable. As a result, any incorrectly executed ether transactions could adversely affect the value of the Shares.

●

If the Custodian Agreement, Prime Execution Agent Agreement, an Authorized Participant Agreement or Ether Trading Counterparty Agreement (each defined below) is terminated or the Ether Custodian, Coinbase, Inc. (the “Prime Execution Agent”), an Authorized Participant or a designated third party who is not a registered broker‑dealer and transact in ether pursuant to written agreement with the Trust (an “Ether Trading Counterparty”) fails to provide services as required, the Trustee may need to find and appoint a replacement custodian, execution agent, authorized participant or ether trading counterparty, which could pose a challenge to the safekeeping of the Trust’s ether, the Trust’s ability to create and redeem Shares and the Trust’s ability to continue to operate may be adversely affected.

●

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

Risk Factors Related to the Regulation of the Trust and the Shares

●

Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of ether or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of ether, validation activity, digital wallets, the provision of services related to trading and custodying ether, the operation of the Ethereum network, or the digital asset markets generally.

●

If regulators subject the Trust, the Trustee, the Sponsor or Ether Trading Counterparties to regulation as a money services business (“MSB”) or money transmitter, this could result in extraordinary expenses to the Trust, the Trustee, the Sponsor or Ether Trading Counterparties and also result in decreased liquidity for the Shares.

●

Regulatory changes or interpretations could obligate an Authorized Participant, the Trust, the Trustee or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

●	The treatment of digital assets for U.S. federal, state and local income tax purposes is uncertain.

PART I

Item 1. Business.

Summary

The iShares Ethereum Trust ETF (the “Trust”) was formed as a Delaware statutory trust on November 9, 2023. The Trust is governed by the Second Amended and Restated Trust Agreement dated as of July, 3, 2024 (the “Trust Agreement”). The purpose of the Trust is to own ether purchased by the Trust in exchange for the shares issued by the Trust (the “Shares”). Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. The owners of the beneficial interests of Shares are the “Shareholders”. The assets of the Trust consist primarily of ether held by the Coinbase Custody Trust Company, LLC (the “Ether Custodian”) on behalf of the Trust, pursuant to the Custodial Services Agreement (the “Custodian Agreement”).

iShares Delaware Trust Sponsor LLC (the “Sponsor”), a Delaware limited liability company and an indirect subsidiary of BlackRock, Inc. (“BlackRock”), is the sponsor of the Trust; Wilmington Trust, National Association, a national association (the “Delaware Trustee”), is the Delaware trustee of the Trust; BlackRock Fund Advisors (the “Trustee”) is the trustee of the Trust; Ether Custodian is the custodian for the Trust’s ether holdings; Coinbase, Inc. (“Coinbase Inc.” or the “Prime Execution Agent”), an affiliate of the Ether Custodian, is the prime execution agent; and The Bank of New York Mellon is the custodian for the Trust’s cash holdings (the “Cash Custodian” and together with the Ether Custodian, the “Custodians”) and the administrator of the Trust (the “Trust Administrator”).

The Trust’s net asset value was $3,571,262,167 at December 31, 2024, the Trust’s fiscal year end. Outstanding Shares of the Trust was 141,480,000 at December 31, 2024.

The activities of the Trust are limited to (1) issuing blocks of 40,000 Shares (a “Basket”) in exchange for the cash deposited with the Cash Custodian as consideration, (2) selling or delivering ether as necessary to cover the renumeration due to the Sponsor (the “Sponsor’s Fee”), Trust expenses not assumed by the Sponsor and other liabilities and (3) buying and selling ether through the designated third parties who are not registered broker-dealers and transact in ether pursuant to written agreements with the Trust (each, an “Ether Trading Counterparty” and each written agreement, an “Ether Trading Counterparty Agreement”) or Prime Execution Agent, as applicable, in exchange for Baskets in connection with creation and redemption.

The Trust is not actively managed. It does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the price of ether.

The Sponsor of the Trust maintains a website at www.ishares.com, through which the Trust’s annual reports on Form 10‑K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). The information on the Trust’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The Trust seeks to reflect generally the performance of the price of ether. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Shares are intended to constitute a simple means of making an investment similar to an investment in ether rather than by acquiring, holding and trading ether directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove the obstacles represented by the complexities and operational burdens involved in a direct investment in ether, while at the same time having an intrinsic value that reflects, at any given time, the investment exposure to the price of ether owned by the Trust at such time, less the Trust’s expenses and liabilities. Neither the Trust, nor the Sponsor, nor the Ether Custodian, nor any other person associated with the Trust will, directly or indirectly, employ the Trust’s ether in Staking Activities. Accordingly, the Trust will not earn any form of staking rewards, or income of any kind, from Staking Activities. Foregoing potential returns from Staking Activities could cause an investment in the Shares to deviate from that which would have been obtained by purchasing and holding ether directly by virtue of giving up staking as a source of return when an investor holds the Shares. Although the Shares are not the exact equivalent of a direct investment in ether, they provide investors with an alternative method of achieving investment exposure to the price of ether through the securities market, which may be more familiar to them.

An investment in Shares is:

Backed by ether held by the Ether Custodian on behalf of the Trust.

The Shares are backed by the assets of the Trust. The Ether Custodian keeps custody of all of the Trust’s ether, other than that which is maintained in a trading account (the “Trading Balance”) with the Prime Execution Agent, in accounts that are required to be segregated from the assets held by the Ether Custodian as principal and the assets of its other customers (the “Vault Balance”). The Ether Custodian keeps all of the private keys associated with the Trust’s ether in the Vault Balance. The hardware, software, systems, and procedures of the Ether Custodian may not be available or cost-effective for many investors to access directly. The Trust’s ether holdings and cash holdings from time to time may be held with the Prime Execution Agent, an affiliate of the Ether Custodian, in the Trading Balance, in connection with creations and redemptions of Baskets and the sale of ether to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, and in extraordinary circumstances, in connection with the liquidation of the Trust’s ether. These periodic holdings held in the Trading Balance with the Prime Execution Agent represent an omnibus claim on the Prime Execution Agent’s ether (and cash) held on behalf of clients; these ether holdings exist across a combination of omnibus hot wallets, omnibus cold wallets or in accounts in the Prime Execution Agent’s name on a trading venue (including third-party venues and the Prime Execution Agent’s own execution venue) where the Prime Execution Agent executes orders to buy and sell ether on behalf of clients.

As convenient and easy to handle as any other investment in shares.

Investors may purchase and sell Shares through traditional securities brokerage accounts, and can avoid the complexities of handling ether directly (e.g., managing wallets and public and private keys themselves, or interfacing with a trading platform), which some investors may not prefer or may find unfamiliar.

Listed.

The Shares are listed and traded on Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol “ETHA”

Competition

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded ether products. There can be no assurance that the Trust will achieve market acceptance and scale due to competition.

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of ether before the payment of the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share (the “NAV”). The NAV will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major ether markets and NASDAQ. While the Shares will trade on NASDAQ until 4:00 p.m. Eastern Time Zone (“ET”), liquidity in the market for ether may be reduced, negatively affecting the trading volume; alternatively, developments in ether markets (which operate around the clock), including the price volatility, declines in trading volumes, and the closing of ether trading platforms due to fraud, failures, security breaches or otherwise that occur outside of NASDAQ trading hours will not be reflected in trading prices of the Shares until trading on the NASDAQ opens. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, the Sponsor believes that the Basket size of 40,000 Shares will enable registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant” and each written agreement, an “Authorized Participant Agreement”) and Ether Trading Counterparties to manage inventory and facilitate an effective arbitrage mechanism for the Trust. The Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

The Trust is not registered as an investment company for purposes of U.S. federal securities laws and is not subject to regulation by the SEC as an investment company. Consequently, the owners of Shares do not have the regulatory protections provided to investors in registered investment companies. For example, the provisions of the Investment Company Act of 1940, as amended (the “Investment Company Act”), that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust. The Sponsor is not registered with the SEC as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust. Consequently, the owners of Shares do not have the regulatory protections provided to advisory clients of SEC-registered investment advisers.

The Trust does not hold or trade in commodity futures contracts or any other instruments regulated by the Commodity Exchange Act (the “CEA”) as administered by the U.S. Commodity Futures Trading Commission (the “CFTC”). Furthermore, the Trust is not a commodity pool for purposes of the CEA. Consequently, the Trustee and the Sponsor are not subject to registration as commodity pool operators or commodity trading advisors with respect to the Trust. The owners of Shares do not receive the CEA disclosure document and certified annual report required to be delivered by the registered commodity pool operator with respect to a commodity pool, and the owners of Shares do not have the regulatory protections provided to investors in commodity pools operated by registered commodity pool operators.

The Cash Custodian

The Cash Custodian is The Bank of New York Mellon. Pursuant to the services agreement between the Cash Custodian, the Trustee and the Trust (the “Services Agreement”), the Cash Custodian will establish and maintain cash account(s) for the Trust and, upon instructions from the Trustee acting on behalf of the Trust, facilitate cash transfers and cash payments from the Trust’s account(s). The fees of the Cash Custodian are paid by the Trustee on behalf of the Trust.

Under the Services Agreement, the Cash Custodian has agreed to provide its services for an initial term of two years with an automatic renewal of successive one-year terms unless earlier terminated pursuant to the Services Agreement. In addition, the Cash Custodian may terminate its services for certain material breaches of the Services Agreement or for failure to pay fees within a specified grace period and terminations as may be required or occasioned by law. The Trust may terminate the Services Agreement for, among others, cause, certain enduring force majeure events, terminations as may be required or occasioned by law, and for certain corporate events affecting the Cash Custodian.

The Cash Custodian will exercise the following standard of care: (1) with the exercise of that level of care at least at the same standard of care as the Cash Custodian provides for itself and/or its affiliates with respect to similar services, and without the exercise of any bad acts, (2) in a manner reasonably designed to satisfy the Cash Custodian’s obligations under the Services Agreement; and (3) with the skill and care that may reasonably be expected of a first class international financial services provider of asset processing and related services.

Except as otherwise expressly provided in the Services Agreement, the Cash Custodian’s liability arising out of or relating to the Services Agreement shall be limited solely to those direct damages that are caused by the Cash Custodian’s failure to perform its obligations under the Services Agreement in accordance with such standard of care. The Trust agrees to indemnify the Cash Custodian and hold the Cash Custodian harmless from and against all losses, expenses, damages and liabilities (including reasonable counsel fees and expenses) incurred by the Cash Custodian arising out of or relating to the Cash Custodian’s performance under the Services Agreement, except to the extent resulting from the Cash Custodian’s failure to perform its obligations under the Services Agreement in accordance with such standard of care.

The Trust may retain additional cash custodians from time to time pursuant to a cash custodian agreement to perform certain services that are typical of a cash custodian. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

The Services Agreement is governed by the laws of the State of New York.

The Ether Custodian

The Ether Custodian for the Trust’s ether holdings is Coinbase Custody Trust Company, LLC, and the Trust has entered into the Custodian Agreement with the Ether Custodian. The Sponsor may, in its sole discretion, add or terminate ether custodians. The Sponsor may, in its sole discretion, change the custodian for the Trust’s ether holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Trust from other such custodians.

The Ether Custodian keeps custody of all of the Trust’s ether held by the Ether Custodian in segregated accounts in the Vault Balance, other than the Trust’s ether which is temporarily maintained in the Trading Balance with the Prime Execution Agent as described below in “The Prime Execution Agent and The Trade Credit Lender— The Prime Execution Agent.” Trust assets held in the Vault Balance are held in segregated wallets, and are not commingled with the Ether Custodian’s or its affiliates’ assets, or the assets of the Ether Custodian’s other customers. The Vault Balance is held at the blockchain ledger for ether (the “Ether blockchain”) addresses at which only the Trust’s assets are held.

The Ether Custodian keeps all of the private keys associated with the Trust’s ether held at the Ether Custodian in the Vault Balance in cold storage. Cold storage is a safeguarding method by which the private key(s) corresponding to ether is (are) generated and stored in an offline manner. Private keys are generated in offline computers or devices that are not connected to the internet so that they are more resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked.

Cold storage of private keys may involve keeping such keys on a non-networked computer or electronic device or storing the public key and private keys on a storage device or printed medium and deleting the keys from all computers. The Ether Custodian may receive deposits of ether but may not send ether without use of the corresponding private keys. Such private keys are stored in cold storage facilities within the United States and Europe, exact locations of which are not disclosed for security reasons. A limited number of employees at the Ether Custodian are involved in private key management operations, and the Ether Custodian has represented that no single individual has access to full private keys. The Ether Custodian’s internal audit team performs periodic internal audits over custody operations, and the Ether Custodian has represented that Systems and Organizational Control (“SOC”) attestations covering private key management controls are also performed on the Ether Custodian by an external provider.

Coinbase Global Inc. (“Coinbase Global”), the parent company of the Ether Custodian, the Prime Execution Agent and the Trade Credit Lender maintains a commercial crime insurance policy of up to $320 million, which is intended to cover the loss of client assets held by Coinbase Global and its subsidiaries, referred to as the “Coinbase Insureds”, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Trust or to customers holding ether with the Ether Custodian or Prime Execution Agent and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

In the event of a fork, the Custodian Agreement provides that the Ether Custodian may temporarily suspend services, and may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the Ether Custodian shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol and will support, at a minimum, the original digital asset. The Custodian Agreement provides that, other than as set forth therein, and provided that the Ether Custodian shall make commercially reasonable efforts to assist the Trust to retrieve and/or obtain any assets related to a fork, airdrop or similar event the Ether Custodian shall have no liability, obligation or responsibility whatsoever arising out of or relating to the operation of the underlying software protocols relating to the Ethereum blockchain and any digital asset network, including the Ether peer‑to‑peer network (the “Ether network”) or an unsupported branch of a forked protocol and, accordingly, the Trust acknowledges and assumes the risk of the same. The Custodian Agreement further provides that, unless specifically communicated by the Ether Custodian and its affiliates through a written public statement on the Coinbase website, the Ether Custodian does not support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with ether. The Sponsor has committed to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. The Trust has no right to receive any Incidental Right or IR Digital Asset. Furthermore, the Custodian has no authority, pursuant to the Custodian Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Digital Asset on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Digital Asset to the Trust if the Trust terminates its custodial arrangement with the Custodian. For more information on the Trust’s and Sponsor’s policies on forked or airdropped assets, see Item 1A. “Risk Factors—A temporary or permanent “fork” could adversely affect the value of the Shares. In addition, Shareholders will not receive the benefits of any Incidental Rights and any IR Digital Asset, including any forked or airdropped assets.” Neither the Ether Custodian nor any other Coinbase entity is permitted to withdraw the Trust’s ether from the Trust’s Vault Balance, engage in Staking Activities, or loan, hypothecate, pledge or otherwise encumber the Trust’s ether, without the consent of the Trust. The Vault Balance is subject to the lien to secure outstanding trade credits (“Trade Credits”) in favor of Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Credit Committed Trade Financing Agreement (the  “Trade Financing Agreement”).

Under the Custodian Agreement, the Ether Custodian’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of ether, or fraud or willful misconduct, among others, the Ether Custodian’s aggregate liability under the Custodian Agreement shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Ether Custodian in the 12 months prior to the event giving rise to the Ether Custodian’s liability, and (B) the value of the affected ether or cash giving rise to the Ether Custodian’s liability; (ii) the Ether Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iii) in respect of the Ether Custodian’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Ether Custodian’s violation of any law, rule or regulation with respect to the provision of its services, the Ether Custodian’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Ether Custodian in the 12 months prior to the event giving rise to the Ether Custodian’s liability; and (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Ether Custodian is not liable, even if the Ether Custodian has been advised of or knew or should have known of the possibility thereof. In managing the Vault Balance of the Trust, the Ether Custodian has processes in place to create and utilize new cold storage wallets in order to limit the dollar value of ether in any specific cold storage wallet in accordance with the Ether Custodian’s insurance limit.

The Ether Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Ether Custodian. Under the Custodian Agreement, except in the case of its negligence, fraud, material violation of applicable law or willful misconduct, the Ether Custodian shall not have any liability, obligation, or responsibility for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Trust’s computer or other equipment, or any phishing, spoofing or other attack, unless the Ether Custodian fails to have commercially reasonable policies, procedures and technical controls in place to prevent such damages or interruptions.

The Ether Custodian may terminate the Custodian Agreement for any reason upon providing the applicable notice to the Trust, or immediately for Cause (as defined below), including, among others, if the Trust: materially breaches the Prime Execution Agent Agreement and such breach remains uncured, undergoes a bankruptcy event, or fails to repay Trade Credits. The Ether Custodian may terminate the Custodian Agreement for any reason upon providing 180 days’ notice to the Trust, or immediately for Cause (as defined below). The Custodian Agreement forms a part of the Amended and Restated Coinbase Prime Broker Agreement (the “Prime Execution Agent Agreement”), The Prime Execution Agent and The Trade Credit Lender and is subject to the termination provisions in the Prime Execution Agent Agreement. These termination provisions are described in more detail in “The Prime Execution Agent and The Trade Credit Lender — The Prime Execution Agent” below.

The Prime Execution Agent and The Trade Credit Lender

The Prime Execution Agent

Pursuant to the Prime Execution Agent Agreement, the Trust’s ether holdings and cash holdings from time to time may be temporarily held with the Prime Execution Agent, an affiliate of the Ether Custodian, in the Trading Balance, for certain limited purposes, including in connection with creations and redemptions of Baskets, and the sale of ether to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, and in extraordinary circumstances, in connection with the liquidation of the Trust’s ether. The Sponsor may, in its sole discretion, add or terminate prime execution agents at any time. The Sponsor may, in its sole discretion, change the prime execution agent for the Trust, but it will have no obligation whatsoever to do so or to seek any particular terms for the Trust from other such prime execution agents.

Within the Trust’s Trading Balance, the Prime Execution Agent Agreement provides that the Trust does not have an identifiable claim to any particular ether (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the ether (and cash) the Prime Execution Agent holds on behalf of customers who hold similar entitlements against the Prime Execution Agent. In this way, the Trust’s Trading Balance represents an omnibus claim on the Prime Execution Agent’s ether (and cash) held on behalf of the Prime Execution Agent’s customers. There are no policies that would limit the amount of ether that can be held temporarily in the Trading Balance maintained by the Prime Execution Agent. However, ether is only moved into the Trading Balance in connection with and to the extent of purchases and sales of ether by the Trust and such ether is swept from the Trust’s Trading Balance to the Trust’s Vault Balance each trading day pursuant to a regular end-of-day sweep process. The Trust’s use of Trade Credits and early order cutoffs are also designed to limit the amount of time that any of the Trust’s ether is held in the Trust’s Trading Balance.

The Prime Execution Agent holds the ether associated with customer entitlements across a combination of omnibus cold wallets, omnibus “hot wallets” (meaning wallets whose private keys are generated and stored online, in Internet-connected computers or devices) or in omnibus accounts in the Prime Execution Agent’s name on a trading venue (including third-party venues and the Prime Execution Agent’s own execution venue) where the Prime Execution Agent executes orders to buy and sell ether on behalf of its clients.

Within such omnibus hot and cold wallets and accounts, the Prime Execution Agent has represented to the Sponsor that it keeps the majority of assets in cold wallets, to promote security, while the balance of assets is kept in hot wallets to facilitate rapid withdrawals. However, the Sponsor has no control over, and for security reasons the Prime Execution Agent does not disclose to the Sponsor, the percentage of ether that the Prime Execution Agent holds for customers holding similar entitlements as the Trust which are kept in omnibus cold wallets, as compared to omnibus hot wallets or omnibus accounts in the Prime Execution Agent’s name on a trading venue. The Prime Execution Agent has represented to the Sponsor that the percentage of assets maintained in cold versus hot storage is determined by ongoing risk analysis and market dynamics, in which the Prime Execution Agent attempts to balance anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage.

The Prime Execution Agent is not required by the Prime Execution Agent Agreement to hold any of the ether in the Trust’s Trading Balance in cold storage or to hold any such ether in segregation, and neither the Trust nor the Sponsor can control the method by which the Prime Execution Agent holds the ether credited to the Trust’s Trading Balance.

The Prime Execution Agent relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of ether. In particular, the Prime Execution Agent has disclosed that customer cash held by the Prime Execution Agent, including the cash associated with the Trust’s Trading Balance, is held in one or more banks’ accounts for the benefit of the Prime Execution Agent’s customers, or in money market funds in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service), provided that such investments are held in accounts in Coinbase’s name for the benefit of customers and are permitted and held in accordance with state money transmitter laws (“Money Market Funds”). The Prime Execution Agent has represented to the Sponsor that it has implemented the following policy with respect to the cash associated with the Trust’s Trading Balance. First any cash related to the Trust’s purchase or sale of ether will be held in an omnibus account in the Prime Execution Agent’s name for the benefit of (“FBO”) its customers at each of multiple Federal Deposit Insurance Corporation (“FDIC”) insured banks (an “FBO Account”) or in a Money Market Fund. The amount of Trust cash held at each FBO Account shall, unless otherwise agreed by the Sponsor in writing, be in an amount at each bank that is the lower of (i) the FDIC insurance limit for deposit insurance and (ii) any bank-specific limit set by the Prime Execution Agent for the applicable bank. Deposit insurance does not apply to cash held in a Money Market Fund. The Prime Execution Agent has agreed to title the accounts in a manner designed to enable receipt of FDIC deposit insurance where applicable on a pass-through basis. Second, to the extent the Trust’s cash in the Trading Balance in aggregate exceeds the amounts that can be maintained at the banks on the foregoing basis, the Prime Execution Agent has represented that it currently conducts an overnight sweep of the excess into U.S. government Money Market Funds. The Sponsor has not independently verified the Prime Execution Agent’s representations.

To the extent the Trust sells ether through the Prime Execution Agent, the Trust’s orders will be executed at a venue (including third-party venues and the Prime Execution Agent’s own execution venue) where the Prime Execution Agent executes orders to buy and sell ether on behalf of the Trust (the “Connected Trading Venue”) that have been approved in accordance with the Prime Execution Agent’s due diligence and risk assessment process. The Prime Execution Agent has represented that its due diligence on Connected Trading Venues include reviews conducted by the legal, compliance, security, privacy and finance and credit-risk teams, The Connected Trading Venues, which are subject to change from time to time, currently include Bitstamp, LMAX, Kraken, the platform operated by the Prime Execution Agent, as well as four additional non-bank market makers (“NBMMs”). The Prime Execution Agent has represented to the Trust that it is unable to name the NBMMs due to confidentiality restrictions.

Pursuant to the Prime Execution Agent Agreement, the Trust may engage in sales of ether by placing orders with the Prime Execution Agent. The Prime Execution Agent will route orders placed by the Sponsor through the prime execution agent execution platform (the “Trading Platform”) to a Connected Trading Venue where the order will be executed. Each order placed by the Sponsor will be sent, processed and settled at each Connected Trading Venue to which it is routed. The Prime Execution Agent Agreement provides that the Prime Execution Agent is subject to certain conflicts of interest, including: (i) the Trust’s orders may be routed to the Prime Execution Agent’s own execution venue where the Trust’s orders may be executed against other customers of the Prime Execution Agent or with the Coinbase acting as principal, (ii) the beneficial identity of the counterparty purchaser or seller with respect to the Trust’s orders may be unknown and therefore may inadvertently be another client of the Prime Execution Agent, (iii) the Prime Execution Agent does not engage in front-running, but is aware of the Trust’s orders or imminent orders and may execute a trade for its own inventory (or the account of an affiliate) while in possession of that knowledge and (iv) the Prime Execution Agent may act in a principal capacity with respect to certain orders. As a result of these and other conflicts, when acting as principal, the Prime Execution Agent may have an incentive to favor its own interests and the interests of its affiliates over the Trust’s interests.

Subject to the foregoing, and to certain policies and procedures that the Prime Execution Agent Agreement requires the Prime Execution Agent to have in place to mitigate conflicts of interest when executing the Trust’s orders, the Prime Execution Agent Agreement provides that the Prime Execution Agent shall have no liability, obligation, or responsibility whatsoever for the selection or performance of any Connected Trading Venue, and that other Connected Trading Venues and/or trading venues not used by Coinbase may offer better prices and/or lower costs than the Connected Trading Venue used to execute the Trust’s orders.

Coinbase Global maintains a commercial crime insurance policy, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Prime Execution Agent, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by the Coinbase Insureds is shared among all of Coinbase’s customers, is not specific to the Trust or to customers holding ether with the Ether Custodian or Prime Execution Agent and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

Once the Sponsor places an order to purchase or sell ether on the Trading Platform, the associated ether or cash used to fund or fill the order, if any, will be placed on hold and will generally not be eligible for other use or withdrawal from the Trust’s Trading Balance. The Trust’s Vault Balance may be used directly to fund orders. With each Connected Trading Venue, the Prime Execution Agent shall establish an account in the Prime Execution Agent’s name, or in its name for the benefit of clients, to trade on behalf of its clients, including the Trust, and the Trust will not, by virtue of the Trading Balance the Trust maintains with the Prime Execution Agent, have a direct legal relationship, or account with, any Connected Trading Venue. The Prime Execution Agent is permitted to suspend or terminate the Prime Execution Agent Agreement under certain circumstances. The Prime Execution Agent, for itself or as agent for the Ether Custodian and Trade Credit Lender, may not terminate the Prime Execution Agent Agreement (including the Custodian Agreement) or suspend, restrict terminate or modify the Prime Execution Agent Services (as defined below) on less than 180 days’ notice, except in the event of (i) a Change in Law (defined below) or (ii) a Cause (as defined below) event. The Prime Execution Agent Agreement defines “Prime Execution Agent Services” as (i) the custody of the Trust’s ether in its Vault Balance, the processing of deposits and withdrawals and other custody transactions, (ii) access to the Prime Execution Agent’s trading platform and the execution and settlement of all orders for the sale of ether submitted by the Trust, and (iii) the extension of credit to the Trust by the Trade Credit Lender pursuant to the Trade Financing Agreement.

The Prime Execution Agent Agreement defines a “Change in Law” as any change in or adoption of any applicable law, rule, or regulation which, in the reasonable opinion of counsel to the Prime Execution Agent would prohibit or materially impede some or all of the arrangement contemplated by the Prime Execution Agent Agreement. Upon the occurrence of a Change in Law, the parties will negotiate to agree on modifications to the Prime Execution Agent Agreement or the Prime Execution Agent Services that would enable compliance with such Change in Law or, in the case of a material impediment, reduce the impact to the parties of such Change in Law and the “Coinbase Entities” (defined in the Prime Execution Agent Agreement as the Prime Execution Agent, Ether Custodian, and Trade Credit Lender) shall continue to provide the Prime Execution Agent Services unless prohibited from doing so by the Change in Law. If the parties cannot agree on modifications within thirty (30) days following notice from the Prime Execution Agent or if the Change in Law requires that Coinbase immediately ceases providing any Prime Execution Agent Services, the Prime Execution Agent may, upon written notice, suspend, restrict or terminate the Prime Execution Agent Services solely to the extent necessary to account for the Change in Law, provided that any such suspension, restriction, termination or modification is narrowly tailored and, to the extent not prohibited by the Change in Law, the Coinbase Entities will continue to provide, at a minimum, the Transition Services (as defined below) following any Change in Law.

Upon the occurrence and continuation of a Cause (as defined below) event, and after giving effect to any notice requirement and cure period that may apply, the Prime Execution Agent may in its reasonable discretion, terminate the Prime Execution Agent Agreement and accelerate the Trust’s obligations, and/or take certain other actions. The Prime Execution Agent Agreement defines “Cause” to mean, (i) a material breach of the Prime Execution Agent Agreement (other than the Custodian Agreement) which is uncured for 10 days; (ii) a material breach of the Custodian Agreement which is uncured for 30 days; (iii) a Bankruptcy Event (as defined below); and (iv) the failure by the Trust to repay Trade Credits by the applicable deadline specified in the Trade Financing Agreement which, in the event the failure results solely from an error or omission of an administrative or operational nature, remains uncured for a period of 1 business day.

Notwithstanding any termination of the Prime Execution Agent Agreement by the Prime Execution Agent for Cause, during any Transition Period (as defined below) the Coinbase Entities or their affiliates shall continue to provide the Transition Services (as defined below) and render such assistance as the Trust may reasonably request to enable the continuation and orderly assumption of the Transition Services to be effected by the Trust, its affiliate or any alternative service provider and shall continue to provide the Transition Services pursuant to the Prime Execution Agent Agreement, except to the extent any Transition Service is prohibited under applicable law (including but not limited to applicable sanctions programs) or by a facially valid subpoena, court order, or binding order of a government authority; provided that the Coinbase Entities will continue to have the right to exercise its right of set-off under the Prime Execution Agent Agreement with respect to any sale proceeds during the Transition Period for any fees or other amounts owed by the Trust and (ii), notwithstanding any provision in the Prime Execution Agent Agreement to the contrary, in no event shall any Coinbase Entity, its affiliates, or their respective officers, directors, agents, employees and representatives have any liability to the Trust or Sponsor for any claims or losses arising out of or relating to the Prime Execution Agent Agreement during (A) with respect to any Transition Services described in clause (i) of the definition of Transition Services, the 91st day through the end of the Transition Period (as defined below) and (B) with respect to any Transition Services described in clause (ii) of the definition of Transition Services, the 16th day through the end of the Transition Period, which do not result from its gross negligence, fraud, material violation of applicable law or willful misconduct; provided that throughout the Transition Period the Coinbase Entities shall act in good faith and in a commercially reasonable manner to provide the same level of service with respect to the Transition Services as was provided prior to the start of the Transition Period. For the avoidance of doubt, during the Transition Period, the fees set forth in the Prime Execution Agent Agreement will continue to apply to the Transition Services.

“Transition Period” is defined in the Prime Execution Agent Agreement to mean a 180-day period (or such extended period as agreed in writing by the Coinbase Entities and the Trust) commencing on the date the Trust is notified of any termination of the Prime Execution Agent Agreement pursuant to a Cause event.

“Transition Services” means the Prime Execution Agent services consisting of (i) the custody of Trust’s ether on the Trust’s behalf, the processing of deposits and withdrawals and other custody transactions, and (ii) access to the Trading Platform and the execution and settlement of all orders for the sale of ether submitted by the Trust. For the avoidance of doubt, the Transition Services shall not include the extension of credit, and the obligation to execute and settle any Orders for the purchase of digital assets.

“Bankruptcy Event” is defined in the Prime Execution Agent Agreement to mean the party is (i) dissolved (other than pursuant to a consolidation, amalgamation or merger); (ii) becomes insolvent or is unable to pay its debts or fails or admits in writing its inability generally to pay its debts as they become due; (iii) makes a general assignment, arrangement or composition with or for the benefit of its creditors; (iv) institutes or has instituted against it a proceeding seeking a judgment of insolvency or bankruptcy or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or a petition is presented for its winding‑up or liquidation, and in the case of any such proceeding or petition instituted or presented against it, such proceeding or petition (I) results in a judgment of insolvency or bankruptcy or the entry of an order for relief or the making of an order for its winding-up or liquidation or (II) is not dismissed, discharged, stayed or restrained in each case within 30 days of the institution or presentation thereof; (v) has a resolution passed for its winding-up, official management or liquidation (other than pursuant to a consolidation, amalgamation or merger); (vi) seeks or becomes subject to the appointment of an administrator, provisional liquidator, conservator, receiver, trustee, custodian or other similar official for it or for all or substantially all its assets; (vii) has a secured party take possession of all or substantially all its assets or has a distress, execution, attachment, sequestration or other legal process levied, enforced or sued on or against all or substantially all its assets and such secured party maintains possession, or any such process is not dismissed, discharged, stayed or restrained, in each case within 30 days thereafter; (viii) causes or is subject to any event with respect to it which, under the applicable laws of any jurisdiction, has an analogous effect to any of the events specified in clauses (i) to (vii) (inclusive); or(ix) takes any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the foregoing acts.

The Trust may terminate the Prime Execution Agent Agreement, including the Custodian Agreement, in whole or in part for any reason upon 30 days’ notice to the Prime Execution Agent, for itself or as agent on behalf of the Ether Custodian or Trade Credit Lender, or upon a Coinbase Termination Event. The Prime Execution Agent Agreement defines a “Coinbase Termination Event” to mean the occurrence and continuance of (i) a Bankruptcy Event with respect to any Coinbase Entity, (ii) the failure of any Coinbase Entity to sell or withdraw or transfer the Trust’s ether in accordance with the Trust’s instructions within the time periods set forth in the Prime Execution Agent Agreement and such failure is not cured within two (2) business days following the Trust providing written notice to the relevant Coinbase Entity (“CB Return Cure”); provided, however, that (A) if, prior to the expiration of the CB Return Cure, the Prime Execution Agent transfers cash to the Trust in an amount equal to the value of the ether based on the Benchmark Valuation (defined as the CME CF Ether Dollar Reference Rate New York) as of the time that the request to sell, transfer or withdraw was originally made by the Trust (the “ETH Cash Value”) or if the Prime Execution Agent delivers cash collateral to an account designated by the Trust and in which the Trust has a perfected, first priority security interest and in an amount equal to the ETH Cash Value until the relevant ether is sold, withdrawn or transferred or the Trust elects to receive such amount in cash in lieu of the Prime Execution Agent’s obligation to sell, withdraw or transfer the relevant ether, in each cash, such failure will be deemed cured; provided, further that, the Trust shall have the right to choose whether to receive the ETH Cash Value in lieu of the relevant ether or receive the ETH Cash Value as cash collateral, or (B) if such failure is due to a technology or security issue where, in the commercially reasonable opinion of the Prime Execution Agent, returning the relevant ether would result in material risk to the Trust or the Prime Execution Agent or may result in the relevant ether being lost or otherwise not successfully returned and the Prime Execution Agent promptly notifies the Trust promptly upon Client’s notice of such failure, (1) the Trust may request that the Prime Execution Agent still sell, withdraw or transfer the ether, but the Prime Execution Agent will have no liability with respect to any such sell, withdrawal or transfer (unless the Prime Execution Agent or any of the Coinbase Entities act with negligence unrelated to such technology or security issue) and any failure to withdraw or transfer shall not result in a Coinbase Termination Event if the Trust does not receive the withdrawn or transferred ether or the proceeds of any such sale due to such technology or security issue, or (2) if the Trust does not elect to have the Prime Execution Agent still make the sale, withdrawal or transfer, a Coinbase Termination Event shall not occur while the relevant security or technology event is occurring and continuing, (iii) the failure of any Coinbase Entity to withdraw or transfer cash to the Trust in accordance with the Trust’s instructions within the time periods set forth in the Prime Execution Agent Agreement and such failure is not cured within one (1) Business Day following the Trust providing written notice to the relevant Coinbase Entity, (iv) a Coinbase Entity intentionally or willfully, materially breaches any provision of the Prime Execution Agent Agreement (other than the provisions of the Custodian Agreement) and such breach remains uncured for a period of 10 calendar days after notice of such breach is provided by the Trust to the Prime Execution Agent; or (v) a Coinbase Entity intentionally or willfully, materially breaches any provision of the Custodian Agreement and such breach remains uncured for a period of 30 calendar days after notice of such breach is provided by the Trust to the Prime Execution Agent.

The Prime Execution Agent does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust. Under certain circumstances, the Prime Execution Agent is permitted to halt or suspend trading on the Trading Platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of the Prime Execution Agent, (b) the Trust has engaged in unlawful or abusive activities or fraud, or (c) a security or technology issue occurred and is continuing that results in the Prime Execution Agent being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust.

Neither the Prime Execution Agent nor any other Coinbase entity is permitted to withdraw the Trust’s ether from the Trust’s Vault Balance, engage in Staking Activities, or loan, hypothecate, pledge or otherwise encumber the Trust’s ether, without the consent of the Trust. The Trading Balance is subject to the lien to secure outstanding Trade Credits in favor of the Trade Credit Lender discussed below.

Under the Prime Execution Agent Agreement, the Prime Execution Agent’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of ether, or fraud or willful misconduct, among others, the Prime Execution Agent’s aggregate liability shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Prime Execution Agent in the 12 months prior to the event giving rise to the Prime Execution Agent’s liability, and (B) the value of the cash or affected ether giving rise to the Prime Execution Agent’s liability; (ii) in respect of the Prime Execution Agent’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Prime Execution Agent’s violation of any law, rule or regulation with respect to the provision of its services, or the full amount of the Trust’s assets lost due to the insolvency of or security event at a Connected Trading Venue, the Prime Execution Agent’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Prime Execution Agent in the 12 months prior to the event giving rise to the Prime Execution Agent’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Execution Agent is not liable, even if the Prime Execution Agent has been advised of or knew or should have known of the possibility thereof. The Prime Execution Agent is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Execution Agent. Both the Trust and the Prime Execution Agent and its affiliates (including the Ether Custodian) are required to indemnify each other under certain circumstances. The Prime Execution Agent Agreement is governed by New York law and provides that disputes arising under it are subject to arbitration.

The Prime Execution Agent Agreement provides that the Coinbase Entities may have actual or potential conflicts of interest in connection with providing the Prime Execution Agent Services including that (i) orders to buy or sell ether may be routed to the Prime Execution Agent’s platform (“Coinbase Platform”) where such orders may be executed against other Coinbase customers or with Coinbase acting as principal, (ii) the beneficial identity of the purchaser or seller with respect to an order is unknown and therefore may inadvertently be another Coinbase customer, (iii) the Prime Execution Agent does not engage in front-running, but is aware of orders or imminent orders and may execute a trade for its own inventory (or the account of an affiliate) while in possession of that knowledge and (iv) Coinbase may act in a principal capacity with respect to certain orders (e.g., to fill residual order size when a portion of an order may be below the minimum size accepted by the Connected Trading Venues). As a result of these and other conflicts, when acting as principal, the Coinbase Entities may have an incentive to favor their own interests and the interests of their affiliates over the Trust’s interests and have in place certain policies and procedures that are designed to mitigate such conflicts. The Prime Execution Agent will maintain appropriate and effective arrangements to eliminate or manage conflicts of interest, including segregation of duties, information barriers and training. The Prime Execution Agent will notify the Trust of changes to its business that have a material adverse effect on the Prime Execution Agent’s ability to manage its conflicts of interest. The Coinbase Entities shall execute trades pursuant to such policies and procedures; provided that the Coinbase Entities (a) shall execute in a commercially reasonable amount of time (i) any marketable orders appropriately entered by the Trust and (ii) any other pending orders by the Trust received by the Coinbase Entities that become marketable, (b) for any order that the Prime Execution Agent receives from the Trust, the Prime Execution Agent will make commercially reasonable efforts to route orders for execution to the Connected Trading Venue offering the most favorable price for the Trust’s ether sale orders, including consideration of any gas fees or similar fees related to a particular blockchain at the time that such orders are routed for execution, and (c) shall not knowingly enter into a transaction for the benefit of (x) the Coinbase Entities, or (y) any other client received after the Trust’s order, ahead of any order received from the Trust. For purposes of the foregoing, a marketable order is a sell order equivalent to or better than the best bid price on any Connected Trading Venue (or any venue that a Coinbase Entity may use) at a given moment. The Prime Execution Agent agrees to direct the Trust’s orders in a manner that does not systematically favor the Coinbase Platform or Connected Trading Venues that provide financial incentives to the Prime Execution Agent; provided, however, that under certain circumstances the Prime Execution Agent may choose to intentionally route to the Coinbase Platform due to temporary conditions affecting Connected Trading Venues (e.g. connectivity problems of the Connected Trading Venue or funding constraints).

The Trade Credit Lender

The Sponsor does not intend to fund the Trading Balance at the Prime Execution Agent with sufficient ether to pay fees and expenses and instead intends to utilize the Trade Financing Agreement for such fees and expenses. To avoid having to pre-fund purchases or sales of ether in connection with cash creations and redemptions and sales of ether to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may borrow ether or cash as Trade Credit from the Trade Credit Lender on a short-term basis. This allows the Trust to buy or sell ether through the Prime Execution Agent in an amount that exceeds the cash or ether credited to the Trust’s Trading Balance at the Prime Execution Agent at the time such order is submitted to the Prime Execution Agent, which is expected to facilitate the Trust’s ability to process cash creations and redemptions and pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, in a timely manner by seeking to lock in the ether price on the trade date for creations and redemptions or the payment date for payment of the Sponsor’s Fee or any other Trust expenses not assumed by the Sponsor, rather than waiting for the funds associated with the creation to be transferred by the Cash Custodian to the Prime Execution Agent prior to purchasing the ether or for the ether held in the Vault Balance to be transferred to a Trading Balance prior to selling the ether. The Trust is required by the terms of the Coinbase Credit Committed Trade Financing Agreement, which is part of the Prime Execution Agent Agreement, to repay any extension of Trade Credit by the Trade Credit Lender by 6:00 p.m. ET on the business day following the day that the Trade Credit was extended to the Trust. The Trade Credit Lender is only required to extend Trade Credits to the Trust to the extent such ether or cash is actually available to the Trade Credit Lender. For example, if the Trade Credit Lender is unable to itself borrow ether to lend to the Trust as a Trade Credit, or there is a material market disruption (as determined by the Trade Credit Lender in good faith and in its sole discretion), the Trade Credit Lender is not obligated to extend Trade Credits to the Trust. To secure the repayment of Trade Credits, the Trust has granted a first-priority lien to the Trade Credit Lender over the assets in its Trading Balance and Vault Balance. If the Trust fails to repay a Trade Credit within the required deadline, the Trade Credit Lender is permitted to take control of ether or cash credited to the Trust’s Trading Balance and Vault Balance (though it is required to exhaust the Trading Balance prior to taking control of assets in the Vault Balance) and liquidate them to repay the outstanding Trade Credit. Trade Credits do not bear any interest. The Trust pays a variable rate for each executed order based on the Trust’s prior month’s trading volume as determined by the Prime Execution Agent.

The Trust’s ether holdings are maintained with the Ether Custodian rather than the Prime Execution Agent, except in the limited circumstances of ether that is held temporarily in the Trading Balance for purchases and sales of ether in connection with cash creation and cash redemption Basket settlement, or the payment of Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable. In connection with a redemption order or to pay the Sponsor’s Fee and expenses not assumed by the Sponsor, the Trust will first borrow ether from the Trade Credit Lender using the Trade Financing Agreement, and then sell the borrowed ether. In connection with a purchase order, the Trust will first borrow cash from the Trade Credit Lender using the Trade Financing Agreement, and then purchase ether. The purpose of borrowing the ether or cash used in connection with cash creation and redemption or to pay these fees and expenses from the Trade Credit Lender is to lock in the ether price on the trade date or the payment date, as applicable, rather than waiting for the funds associated with the creation to be transferred by the Cash Custodian to the Prime Execution Agent prior to purchasing the ether or for the ether held in the Vault Balance to be transferred to a Trading Balance prior to selling the ether (a process which may take up to twenty four hours, or longer if the Ethereum blockchain is experiencing delays in transaction confirmation, or if there are other delays).

In the event Trade Credits are unavailable from the Trade Credit Lender or become exhausted, the Sponsor would require the Authorized Participant to deliver cash on the trade date so that a purchase order can be settled in a timely manner. For a redemption order, the Trust may use financing when the ether remains in the Trust’s custody account at the point of intended execution of a sale of ether. In the event Trade Credits are unavailable or become exhausted in this situation, the Sponsor would instruct the Ether Custodian to move ether out of the Vault Balance into the Trading Balance so that it could be sold directly in response to a redemption order or to pay fees and expenses. Under these circumstances, the Trust may not be able to lock in the ether price on the trade date or the payment date, as applicable, and would instead have to wait until the transfer from the Vault Balance to the Trading Balance was completed before selling the ether. The Trade Credit amount, combined with the Trust requiring delivery of cash for creations on the trade date when Trade Credits are unavailable and the ability of the Trust to delay redemption settlement until the Trust is able to transfer ether from the Vault Balance to the Trading Balance, is sufficient, in the Sponsor’s view, to support the needs of the Trust.

The Trade Financing Agreement is in effect commencing on the date of execution and terminating on the earlier of (i) the date of termination of the Prime Execution Agent Agreement, subject to any required notice or notice period thereunder and (ii) following a Change of Agent Event, immediately upon delivery to the Trust of written notice of the occurrence of such Change of Agent Event or the close of business on such later date as the Trade Credit Lender may specify in any such written notice. “Change of Agent Event” is defined in the Trade Financing Agreement to occur when the authority of the Trustee to act on behalf of the Trust in connection with the Prime Execution Agent Agreement is terminated for any reason at any time and a successor investment advisor, reasonably acceptable (such acceptance not to be unreasonably withheld) to Coinbase, has not been concurrently appointed on behalf of the Trust with respect to all matters thereunder; provided that, subject to applicable law, the Trustee is permitted to transfer and assign its obligations to act on behalf of the Trust to any of its affiliates and any such transfer or assignment shall not constitute a Change of Agent Event. Except as otherwise provided above, the terms of the Prime Execution Agent Agreement govern any suspension, restriction, termination or modification of the Trade Financing Agreement.

This could cause the execution price associated with such trades, following the completion of the transfer, to materially deviate from the execution price that would have existed on the original trade or payment date, which could negatively impact Shareholders.

In addition, to the extent that the execution price for purchases and sales of ether related to creations and redemptions and sales of ether in connection with paying the Sponsor’s Fee and any other Trust expenses, to the extent applicable, deviate significantly from the Index price used to determine the NAV of the Trust, the Shareholders may be negatively impacted.

Valuation of Ether; The CF Benchmarks Index

On each day other than a Saturday or a Sunday, or a day on which NASDAQ is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the Trust evaluates the ether held by the Trust as reflected by the CF Benchmarks Index and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a Business Day means any day other than a day when NASDAQ is closed for regular trading.

CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under UK Benchmark Regulations (“BMR”).The administrator of the CF Benchmarks Index is CF Benchmarks Ltd. (the “Index Administrator”) a UK incorporated company, authorized and regulated by the UK Financial Conduct Authority (“FCA”) of the UK as a Benchmark Administrator, under UK BMR.

The CF Benchmarks Index was created to facilitate financial products based on ether. It serves as a once-a-day benchmark rate of the U.S. dollar price of ether (USD/ETH), calculated as of 4:00 p.m. ET. The CF Benchmarks Index aggregates the trade flow of several ether platforms, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one ether at 4:00 p.m. ET. Specifically, the CF Benchmarks Index is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent ether platforms, which are currently Bitstamp, Coinbase, itBit, Kraken, Gemini, and LMAX Digital (the “Constituent Platforms”), as follows:

●	All Relevant Transactions are added to a joint list, recording the time of execution, and trade price for each transaction.

●	The list is partitioned by timestamp into 12 equally-sized time intervals of 5 (five) minute length.

●

For each partition separately, the volume-weighted median trade price is calculated from the trade prices and sizes of all Relevant Transactions, i.e., across all Constituent Platforms. A volume-weighted median differs from a standard median in that a weighting factor, in this case trade size, is factored into the calculation.

●	The Index Administrator’s Ether Reference Rate (“ETHUSD_RR”) is then determined by the equally-weighted average of the volume medians of all partitions.

The CF Benchmarks Index is solely calculated from spot Ether-USD transactions conducted on Constituent Platforms within the observation window of 3:00 p.m. to 4:00 p.m. ET, it does not include any futures prices in its methodology. A “Relevant Transaction” is any cryptocurrency versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. ET on a Constituent Platform in the ETH/USD pair that is reported and disseminated by a Constituent Platform through its publicly available Application Programming Interface (“API”) and observed by the Index Administrator. Although the CF Benchmarks Index is intended to accurately capture the market price of ether, third parties may be able to purchase and sell ether on public or private markets and such transactions may take place at prices materially higher or lower than the CF Benchmarks Index price.

Intraday Indicative Value

In order to provide updated information relating to the Trust for use by Shareholders, the Trust intends to publish an intraday indicative value per Share (“IIV”) using the CME CF Ether-Dollar Real Time Index. One or more major market data vendors will provide an IIV updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Regular Market Session. The IIV will be calculated by using the prior day’s closing NAV as a base and updating that value during the NASDAQ’s regular market session of 9:30 a.m. to 4:00 p.m. ET (the “Regular Market Session”) to reflect changes in the value of the Trust’s NAV during the trading day.

The IIV’s dissemination during the Regular Market Session should not be viewed as an actual real time update of the NAV, which will be calculated only once at the end of each trading day by utilizing the CF Benchmarks Index price. The IIV will be widely disseminated every 15 seconds during the Regular Market Session by one or more major market data vendors. In addition, the IIV will be available through online information services.

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Delaware Trustee and the Trust Administrator, the Custodians’ Fee, NASDAQ listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $500,000 per annum required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust. The Sponsor will also pay the costs of the Trust’s organization and the initial sale of the Shares.

The Sponsor’s Fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period commencing on the day the Shares were initially listed on NASDAQ, the Sponsor will waive a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver will be equal to 0.12% of the net asset value of the Trust for the first $2.5 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Ethereum network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Cash Custodian, Ether Custodian, Prime Execution Agent, Trust Administrator, or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters. Because the Trust does not have any income, it will need to sell ether to cover the Sponsor’s Fee and expenses not assumed by the Sponsor, if any. Trust expenses not assumed by the Sponsor and not included in trade execution costs paid by the Trust shall accrue daily and be payable by the Trust to the Sponsor at least quarterly in arrears. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of ether held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trust will still need to sell ether to pay the Sponsor’s Fee. The result of these sales is a decrease in the amount of ether represented by each Share.

To cover the Sponsor’s Fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to convert ether into U.S. dollars at the price available through the Prime Execution Agent’s Coinbase Prime service (less applicable trading fees) through the Trading Platform which the Sponsor is able to obtain using commercially reasonable efforts. The number of ether represented by a Share will decline each time the Trust pays the Sponsor’s Fee or any Trust expenses not assumed by the Sponsor by transferring or selling ether. The Trust cannot reinvest any cash received from such sales into ether, and must use that cash to pay the Sponsor’s Fee and/or other Trust expenses not assumed by the Sponsor, and/or distribute any excess cash to investors.

The quantity of ether to be sold to permit payment of the Sponsor’s Fee or Trust expenses not assumed by the Sponsor, will vary from time to time depending on the level of the Trust’s expenses and the value of ether held by the Trust. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of ether by the Trust for the payment of expenses generally will be a taxable event to Shareholders. See “U.S. Federal Income Tax Consequences.”

In the event that any of the foregoing fees and expenses are incurred with respect to the Trust and other accounts for clients, such as registered and unregistered funds and owners of separately managed accounts (“Client Accounts”), the Sponsor will allocate the costs across the entities on a pro rata basis, except to the extent that certain expenses are specifically attributable to the Trust or another Client Account. The Trust expects that any trading commissions associated with block trading, if applicable, will be allocated across the relevant entities on a pro rata basis.

Creation and Redemption

The Trust expects to create and redeem Shares on a continuous basis but only in Baskets of 40,000 Shares. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee, can place orders to receive Baskets in exchange for cash.

The Trust will engage in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders). The Trust will conduct its ether purchase and sale transactions by, in its sole discretion, choosing to trade directly with Ether Trading Counterparties, or choosing to trade through the Prime Execution Agent through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement. As of the date of this report, the Ether Trading Counterparties are Cumberland DRW LLC, Flow Traders B.V., JSCT, LLC and Virtu Financial Singapore Pte. Ltd., and JSCT, LLC is an affiliate of Jane Street Capital LLC and Virtu Financial Singapore Pte. Ltd. is an affiliate of Virtu Americas LLC. Each of Jane Street Capital LLC and Virtu Americas LLC is an Authorized Participant. Ether Trading Counterparties may be added at any time, subject to the discretion of the Sponsor. The Trust is not aware of any other affiliation or material relationship between an Ether Trading Counterparty and the Authorized Participants or other service providers of the Trust in executing a transaction in ether with the Trust. Each Ether Trading Counterparty represents to the Trust that it is acting for itself and not for another person, and is not acting as agent or at the direction of any Authorized Participant. Upon receipt of an order from an Authorized Participant to create or redeem Baskets, the Trust may obtain quotes for a price to purchase or sell ether from one or more an Ether Trading Counterparties. An Ether Trading Counterparty may respond to the Trust’s request with an offer of a quote at which it is willing to sell the specified quantity of ether or a portion thereof, in the case of a creation, or a quote at which it is willing to buy the specified quantity of ether, or a portion thereof, in the case of a redemption, as indicated in such offer. The Ether Trading Counterparties are not contractually obligated to participate in cash orders for creations or redemptions by placing any offers to buy or sell ether with the Trust. The Trust then determines, in its sole discretion, whether to utilize one of the Ether Trading Counterparties that provided a quote or to trade through the Prime Execution Agent to execute an ether trade. Once an offer is accepted, it becomes a trade that is binding on both the Trust and the Ether Trading Counterparty, subject to customary exceptions. Each Ether Trading Counterparty is required to comply with U.S. federal and/or state laws including licensing and registration requirements or similar laws in non-U.S. jurisdictions and maintain practices and policies designed to comply with anti-money laundering and know your customer regulations or similar laws in non-U.S. jurisdictions.

The Authorized Participants will deliver only cash to create Shares and will receive only cash when redeeming Shares. Further, Authorized Participants will not directly or indirectly purchase, hold, deliver or receive ether as part of the creation or redemption process or otherwise direct the Trust or a third party with respect to purchasing, holding, delivering or receiving ether as part of the creation or redemption process.

The Trust will create Shares by receiving ether from a third party that is not the Authorized Participant and the Trust-not the Authorized Participant-is responsible for selecting the third party to deliver the ether. Further, the third party will not be acting as an agent of the Authorized Participant with respect to the delivery of the ether to the Trust or acting at the direction of the Authorized Participant with respect to the delivery of the ether to the Trust. The Trust will redeem Shares by delivering ether to a third party that is not the Authorized Participant and the Trust-not the Authorized Participant-is responsible for selecting the third party to receive the ether. Further, the third party will not be acting as an agent of the Authorized Participant with respect to the receipt of the ether from the Trust or acting at the direction of the Authorized Participant with respect to the receipt of the ether from the Trust. The third party will be unaffiliated with the Trust and the Sponsor.

The Prime Execution Agent facilitates the purchase and sale or settlement of the Trust’s ether transactions. Ether Trading Counterparties settle trades with the Trust using their own accounts at the Prime Execution Agent when trading with the Trust.

Issuance of Baskets

A standard creation transaction fee is imposed to offset the transfer and other transaction costs associated with the issuance of Baskets. Under an ETF Services Agreement (the “ETF Services Agreement”), the Trust has retained BlackRock Investments, LLC (“BRIL”), an affiliate of the Trustee, to perform certain order processing, Authorized Participant communications and related services in connection with the issuance and redemption of Baskets (“ETF Services”). BRIL will receive from an Authorized Participant a standard transaction fee on each purchase order, which consists of (1) a transaction fee for each order to create or redeem Baskets (the “ETF Servicing Fee”) and (2) the transfer, processing and other transaction costs charged by the Ether Custodian in connection with the issuance of Baskets for such purchase order (“Custody Transaction Costs”). BRIL is entitled to retain the ETF Servicing Fee pursuant to the ETF Services Agreement, but BRIL will reimburse any Custody Transaction Costs to the Ether Custodian according to the amounts invoiced by the Ether Custodian. The ETF Servicing Fee is a flat fee per order regardless of the number of Baskets being purchased. The Custody Transactions Costs is a flat fee per order regardless of the number of Baskets being purchased.

For a creation of Baskets, the Authorized Participant will be required to submit the purchase order by an early order cutoff time (the “Creation Early Order Cutoff Time”). The Creation Early Order Cutoff Time is 6:00 p.m. ET on the business day prior to the trade date. The Authorized Participant must submit a purchase order through BRIL’s electronic order entry system, indicating the number of Baskets it intends to acquire. BRIL will acknowledge the purchase order unless the Trustee or the Sponsor decides to refuse the deposit. The date BRIL receives that order will determine the estimated cash amount (the “Basket Amount”) the Authorized Participant needs to deposit and the basket ether amount (the “Basket Ether Amount”) the Trust needs to purchase from the Ether Trading Counterparty or through the Prime Execution Agent. The final cash amounts will be determined after the net asset value of the Trust is struck and the Trust’s ether transactions have settled. However, orders received by BRIL after the Creation Early Order Cutoff Time on a Business Day will not be accepted and should be resubmitted on the following Business Day. Fractions of an ether smaller than 0.00000001 (known as a 10 “gwei”) are disregarded for purposes of the computation of the Basket Ether Amount.

If the Trustee accepts the purchase order, BRIL will transmit to the Authorized Participant, via electronic mail message or other electronic communication, no later than 8:00 p.m. ET on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Trustee and indicating the Basket Amount that the Authorized Participant must deliver to the Cash Custodian or Prime Execution Agent in exchange for each Basket. In the case of purchase orders submitted via BRIL’s electronic order entry system, the Authorized Participant will receive an automated email indicating the acceptance of the purchase order and the purchase order will be marked “Accepted” in BRIL’s electronic order entry system. Prior to the Trustee’s acceptance as specified above, a purchase order will only represent the Authorized Participant’s unilateral offer to deposit cash in exchange for Baskets and will have no binding effect upon the Trust, the Trustee, the Trust Administrator, BRIL, the Ether Custodian or any other party.

The Basket Ether Amount necessary for the creation of a Basket changes from day to day. On each day that NASDAQ is open for regular trading, the Trust Administrator will adjust the cash amount constituting the Basket Amount and the quantity of ether constituting the Basket Ether Amount as appropriate to reflect sales of ether, any loss of ether that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. ET. BRIL will determine the Basket Amount for a given day by multiplying the NAV by the number of Shares in each Basket (40,000) and determine the Basket Ether Amount for a given day by dividing the Basket Amount for that day by that day’s CF Benchmarks Index. The Basket Amount and the Basket Ether Amount so determined will be made available to all Authorized Participants and Ether Trading Counterparties, and will be made available on the Sponsor’s website for the Shares.

On the date of the Creation Early Order Cutoff Time, the Trust will choose, in its sole discretion, to enter into a transaction with an Ether Trading Counterparty or the Prime Execution Agent to buy ether in exchange for the cash proceeds from such purchase order. For settlement of a creation, the Trust delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. Meanwhile, the Ether Trading Counterparty or Prime Execution Agent, as applicable, delivers the required ether pursuant to its trade with the Trust into the Trust’s Trading Balance with the Prime Execution Agent in exchange for cash. In the event the Trust has not been able to successfully execute and complete settlement of an ether transaction by the settlement date of the purchase order, the Authorized Participant will be given the option to (1) cancel the purchase order, or (2) accept that the Trust will continue to attempt to complete the execution, which will delay the settlement date of the purchase order. With respect to a purchase order, as between the Trust and the Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the ether price utilized in calculating NAV on the trade date and the price at which the Trust acquires the ether to the extent the price realized in buying the ether is higher than the ether price utilized in the NAV. To the extent the price realized in buying the ether is lower than the price utilized in the NAV, the Authorized Participant shall keep the dollar impact of any such difference.

Whether the purchase of ether was entered into with an Ether Trading Counterparty or via the Prime Execution Agent, such party will deliver ether related to such transaction to the Trust’s Trading Balance. This transfer is an “off-chain” transaction that is recorded in the books and records of the Prime Execution Agent.

Because the Trust’s Trading Balance may not be funded with cash on the trade date for the purchase of ether associated with the purchase order, the Trust may borrow Trade Credits in the form of cash from the Trade Credit Lender pursuant to the Trade Financing Agreement or may require the Authorized Participant to deliver the required cash for the purchase order on the trade date. The extension of Trade Credits on the trade date allows the Trust to purchase ether through the Prime Execution Agent on the trade date, with such ether being deposited in the Trust’s Trading Balance. For settlement of a redemption, the Trust delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. To the extent Trade Credits were utilized, the Trust uses the cash to repay the Trade Credits borrowed from the Trade Credit Lender.

Upon the deposit by the Ether Trading Counterparty or the Prime Execution Agent of the corresponding amount of ether with the Trust’s Trading Balance, and the payment of the applicable ETF Servicing Fee, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Cash Custodian will deliver the appropriate number of Baskets to the Depository Trust Company (“DTC”) account of the depositing Authorized Participant. As of the date of this report, the Authorized Participants are ABN AMRO Clearing USA LLC, BMO Capital Markets Corp., Goldman Sachs & Co. LLC, HRT Financial LP, Jane Street Capital, LLC, Jefferies LLC, JP Morgan Securities LLC, Macquarie Capital (USA) Inc., UBS Securities LLC and Virtu Americas LLC. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

In connection with the paragraph above, when the Trust purchases ether, the deposit of ether will initially be credited to the Trust’s Trading Balance with the Prime Execution Agent before being swept to the Trust’s Vault Balance with the Ether Custodian pursuant to a regular end-of-day sweep process. Transfers of ether into the Trust’s Trading Balance are off-chain transactions and transfers from the Trust’s Trading Balance to the Trust’s Vault Balance are “on-chain” transactions represented on the Ethereum blockchain. Any costs related to transactions and transfers from the Trust’s Trading Balance to the Trust’s Vault Balance are borne by the Prime Execution Agent (and not the Trust or its Shareholders).

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Sponsor’s Fee accrues daily at the same rate, in the absence of any extraordinary expenses or liabilities, the amount of ether by which the Basket Ether Amount will decrease each day will be predictable. The Trustee intends to have the Trust Administrator make available on each Business Day an indicative Basket Amount for the next Business Day. Authorized Participants may use that indicative Basket Amount as guidance regarding the amount of cash that they may expect to have to deposit with the Trust Administrator in respect of purchase orders placed by them on such next Business Day and accepted by the Trustee. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Trust Administrator the Basket Amount as determined by the Trustee on the effective date of the purchase order.

No Shares will be issued unless and until the Prime Execution Agent has informed the Trustee that it has allocated to the Trust’s account the corresponding amount of ether. Disruption of services at the Prime Execution Agent or Ether Custodian would have the potential to delay settlement of the ether related to Share creations.

Ether transactions that occur on the blockchain are susceptible to delays due to Ethereum network outage, congestion, spikes in transaction fees demanded by miners, or other problems or disruptions. To the extent that ether transfers from the Trust’s Trading Balance to the Trust’s Vault Balance are delayed due to congestion or other issues with the Ethereum network, such ether will not be held in cold storage in the Vault Balance until such transfers can occur.

The Trustee may, and upon the direction of the Sponsor shall, suspend the acceptance of purchase orders or the delivery or registration of transfers of Shares, or may, and upon the direction of the Sponsor shall, refuse a particular purchase order, delivery or registration of Shares (i) during any period when the transfer books of the Trustee are closed or (ii) at any time, if the Sponsor thinks it advisable for any reason. The Trustee and BRIL shall reject any purchase order or redemption order that is not in proper form.

Redemption of Baskets

Authorized Participants, acting on authority of the registered holder of Shares, may surrender Baskets in exchange for the corresponding Basket Amount announced by the Trustee.

A standard redemption transaction fee is imposed to offset transfer and other transaction costs that may be incurred by the Trust. As described above, under an ETF Services Agreement, the Trust has retained BRIL, an affiliate of the Trustee, to perform certain ETF Services. BRIL will receive from an Authorized Participant a standard transaction fee on each redemption order, which consists of (1) the ETF Servicing Fee and (2) the Custody Transaction Costs. BRIL is entitled to retain the ETF Servicing Fee pursuant to the ETF Services Agreement, but BRIL will reimburse any Custody Transaction Costs to the Ether Custodian according to the amounts invoiced by the Ether Custodian. The ETF Servicing Fee is a flat fee per order regardless of the number of Baskets being redeemed. The Custody Transaction Costs is a flat fee per order regardless of the number of Baskets being redeemed.

For a redemption of Baskets, the Authorized Participant will be required to submit a redemption order by an early order cutoff time (the “Redemption Early Order Cutoff Time”). The Redemption Early Order Cutoff Time is 6:00 p.m. ET on the Business Day prior to the trade date. On the date of the Redemption Early Order Cutoff Time, the Trust may choose, in its sole discretion, to enter into a transaction with an Ether Trading Counterparty or the Prime Execution Agent, to sell ether in exchange for cash. Also on the date of the Redemption Order Early Cutoff, the Trust instructs the Ether Custodian to prepare to move the associated ether from the Trust’s Vault Balance with the Ether Custodian to the Trust’s Trading Balance with the Prime Execution Agent. For settlement of a redemption, the Authorized Participant delivers the necessary Shares to the Trust, an Ether Trading Counterparty or the Prime Execution Agent, as applicable, delivers the cash to the Trust associated with the Trust’s sale of ether, the Trustee delivers ether to the Ether Trading Counterparty’s account at the Prime Execution Agent or directly to the Prime Execution Agent, as applicable, and the Trust delivers cash to the Authorized Participant. In the event the Trust has not been able to successfully execute and complete settlement of an ether transaction by the settlement date, the Authorized Participant will be given the option to (1) cancel the redemption order, or (2) accept that the Trust will continue to attempt to complete the execution, which will delay the settlement date. With respect to a redemption order, between the Trust and the Authorized Participant, the Authorized Participant will be responsible for the dollar cost of the difference between the ether price utilized in calculating the NAV on the trade date and the price realized in selling the ether to raise the cash needed for the cash redemption order to the extent the price realized in selling the ether is lower than the ether price utilized in the NAV. To the extent the price realized is selling the ether is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

The transfers of ether from the Trust’s Trading Balance to the Ether Trading Counterparty’s account at the Prime Execution Agent or to the Prime Execution Agent is an “off-chain” transaction that is recorded in the books and records of the Prime Execution Agent.

The Trust’s Trading Balance with the Prime Execution Agent may not be funded with ether on the trade date for the sale of ether in connection with the redemption order when ether remains in the Trust’s Vault Balance with the Ether Custodian at the point of intended execution of a sale of ether. In those circumstances the Trust may borrow Trade Credits in the form of ether from the Trade Credit Lender, which allows the Trust to sell ether through the Prime Execution Agent on the trade date, and the cash proceeds are deposited in the Trust’s Trading Balance with the Prime Execution Agent. For settlement of a redemption where Trade Credits were utilized, the Trust delivers cash to the Authorized Participant in exchange for Shares received from the Authorized Participant. In the event Trade Credits were used, the Trust will use the ether moved from the Trust’s Vault Balance with the Ether Custodian to the Trading Balance with the Prime Execution Agent to repay the Trade Credits borrowed from the Trade Credit Lender.

Transfers of ether from the Trust’s Vault Balance to the Trust’s Trading Balance are “on-chain” transactions represented on the Ethereum blockchain.

Ether transactions that occur on the blockchain are susceptible to delays due to Ethereum network outages, congestion, spikes in transaction fees demanded by miners, or other problems or disruptions. To the extent that ether transfers from the Trust’s Vault Balance to the Trust’s Trading Balance are delayed due to congestion or other issues with the ether network or the Trust’s operations, redemptions in the Trust could be delayed.

Disruption of services at the Prime Execution Agent, Ether Custodian, Cash Custodian or the Authorized Participant’s banks would have the potential to delay settlement of the ether related to Share redemptions.

Upon the surrender of such Shares and the payment of the applicable ETF Servicing Fee, Custody Transaction Costs and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees) by the redeeming Authorized Participant, and the completion of the sale of ether for cash by the Trust, the Trustee will instruct the delivery of cash to the Authorized Participant. The Authorized Participant is responsible for the dollar cost of the difference between the value of ether calculated by the Trust Administrator for the applicable NAV and the price at which the Trust sells ether to raise the cash needed for the cash redemption order to the extent the price realized in selling the ether is lower than the ether price utilized in the NAV. To the extent the price realized is selling the ether is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

Shares can only be surrendered for redemption in Baskets of 40,000 Shares each.

An Authorized Participant must submit a redemption order through BRIL’s electronic order entry system indicating the number of Baskets it intends to redeem. The date BRIL receives that order determines the Basket Amount to be received in exchange. However, orders received by BRIL after the Redemption Early Order Cutoff Time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

All taxes incurred in connection with the delivery of ether to the Ether Custodian or cash to the Cash Custodian in exchange for Baskets (including any applicable value added tax) will be the sole responsibility of the Authorized Participant making such delivery.

Redemptions may be suspended only (1) during any period in which regular trading on NASDAQ is suspended or restricted or the exchange is closed(other than scheduled holiday or weekend closings), or (2) during a period when the Sponsor determines that delivery, disposal or evaluation of ether is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Execution Agent, Ether Custodian, Cash Custodian, Administrator, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, iShares order entry system, Internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Ethereum network, hacking, cybersecurity breach, or power, Internet, or Ethereum network outage, or similar event). The Trustee and BRIL shall reject any purchase order or redemption order that is not in proper form. If the Trust suspends redemptions, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website.

Fees and Expenses of the Trustee

Each deposit of cash for the creation of Baskets and each surrender of Baskets for the purpose of withdrawing Trust property (including if the Trust Agreement terminates) must be accompanied by a payment to BRIL of the ETF Servicing Fee.

The Trustee is entitled to reimburse itself from the assets of the Trust for all expenses and disbursements incurred by it for extraordinary services it may provide to the Trust or in connection with any discretionary action the Trustee may take to protect the Trust or the interests of the holders.

Trust Expenses and Ether Sales

In addition to the Sponsor’s Fee, the following expenses are paid out of the assets of the Trust:

●	any expenses or liabilities of the Trust that are not assumed by the Sponsor;

●	any taxes and other governmental charges that may fall on the Trust or its property;

●

any expenses of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or expenses of any action taken by the Trustee or the Sponsor to protect the Trust or the rights and interests of holders of Shares;

●

any indemnification of the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries and agents, Cash Custodian, Ether Custodian, Prime Execution Agent, Trust Administrator, or other agents, service providers or counterparties of the Trust as described below; and

●	extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

The Trustee will, when directed by the Sponsor, and in the absence of such direction, may in its discretion sell the Trust’s ether from time to time as necessary to permit payment of the fees and expenses that the Trust is required to pay. See “—Trust Expenses.”

The Trustee is not responsible for any depreciation or loss incurred by reason of sales of ether made in compliance with the Trust Agreement.

Payment of Taxes

The Trustee may deduct the amount of any taxes owed from any distributions it makes. It may also sell Trust assets, by public or private sale, to pay any taxes owed. Registered holders of Shares will remain liable if the proceeds of the sale are not enough to pay the taxes.

U.S. Federal Income Tax Consequences

The following is a discussion of the material U.S. federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares for Shareholders who acquire their Shares solely for cash. The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, regulated investment companies, real estate investment trusts, U.S. Tax-Exempt Shareholders (as defined below) who acquire their Shares with acquisition indebtedness tax exempt or tax‑advantaged retirement plans or accounts, brokers or dealers, traders, partnerships or S corporations for U.S. federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” “constructive sale” or other integrated transaction for U.S. federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons required for U.S. federal income tax purposes to accelerate the recognition of any item of gross income with respect to the Shares as a result of such income being recognized on an applicable financial statement, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” (generally, property held for investment). Moreover, the discussion below does not address the effect of any state, local or foreign tax, or, except as otherwise indicated, any U.S. federal non-income tax law consequences that may apply to an investment in Shares, or the Medicare contribution tax imposed on certain net investment income. Purchasers of Shares are urged to consult their own tax advisers with respect to all U.S. federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is (or is treated as), for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;

●	a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

●	an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

●

a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust.

For purposes of this discussion, a “U.S. Tax-Exempt Shareholder” is a U.S. Shareholder that is exempt from tax under Section 501(a) of the Code.

For purposes of this discussion, a “Non-U.S. Shareholder” is a Shareholder that is (or is treated as), for U.S. federal income tax purposes:

●	a nonresident alien individual;

●	a foreign corporation; or

●	an estate or trust whose income is not subject to U.S. federal income tax on a net income basis.

If an entity or arrangement treated as a partnership for U.S. federal income tax purposes holds Shares, the tax treatment of a partner generally depends upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding Shares, the discussion below may not be applicable and we urge you to consult your own tax adviser for the U.S. federal income tax implications of the purchase, ownership and disposition of such Shares.

Taxation of the Trust

The Sponsor will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. In the opinion of Clifford Chance US LLP, although not free from doubt due to the lack of directly governing authority, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification). If the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, the Trust itself should not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses should “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the IRS on that basis. The opinion of Clifford Chance US LLP is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Delaware Trustee intends to request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as either a partnership for U.S. federal income tax purposes, in which case there might be different timing or other tax consequences to the Shareholders, or as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a regular corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust generally would be taxed to Shareholders as ordinary dividend income (which may be eligible for preferential rates, in the case of non-corporate taxpayers, or a dividends received deduction, in the case of corporate taxpayers). However, due to the uncertain treatment of digital currency for U.S. federal income tax purposes, there can be no assurance in this regard. Except as otherwise indicated, the remainder of this discussion assumes that the Trust is classified as a grantor trust for U.S. federal income tax purposes.

Taxation of U.S. Shareholders

Shareholders will be treated, for U.S. federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying ether related to such Shares.

Current IRS guidance on the treatment of convertible virtual currencies classifies ether as “property” that is not currency for U.S. federal income tax purposes and clarifies that ether could be held as a capital asset, but it does not address several other aspects of the U.S. federal income tax treatment of ether. Because ether is a recent technological innovation, the U.S. federal income tax treatment of ether or transactions relating to investments in ether may evolve and change from those discussed below, possibly with retroactive effect. In this regard, the IRS indicated that it has made it a priority to issue additional guidance related to the taxation of digital asset transactions, such as transactions involving ether. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in ether or in transactions relating to investments in ether is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. This discussion assumes that any ether the Trust may hold is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

The Trust expects to sell or use ether to pay certain expenses of the Trust or to fund cash redemptions, though the Trust does not intend to sell ether for other purposes. If the Trust sells ether (for example to generate cash to pay fees or expenses) or is treated as selling ether (for example by using ether to pay fees or expenses), a Shareholder generally will recognize gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the ether that was sold. A Shareholder’s tax basis for its share of any ether sold by the Trust should generally be determined by multiplying the Shareholder’s total basis for its share of all of the ether held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of ether sold, and the denominator of which is the total amount of the ether held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the ether remaining in the Trust should be equal to its tax basis for its share of the total amount of the ether held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the ether that was sold.

Upon a Shareholder’s sale of some or all of its Shares (other than a redemption), the Shareholder will be treated as having sold the portion or all, respectively, of its pro rata share of the ether held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the Shares, and (b) the Shareholder’s tax basis for the portion of its pro rata share of the ether held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph. Based on current IRS guidance, such gain or loss (as well as any gain or loss realized by a Shareholder on account of the Trust selling ether) will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period of greater than one year in its pro rata share of the ether that was sold.

Gains or losses from the sale of ether to fund cash redemptions are expected to be treated as incurred by the Shareholder that is being redeemed, and the amount of such gain or loss generally will equal the difference between (a) the amount realized pursuant to the sale of the ether, and (b) the Shareholder’s tax basis for the portion of its pro rata share of the ether held in the Trust that is sold to fund the redemption, as determined in the manner described in the paragraph that is two paragraphs above this one. A redemption of some or all of a Shareholder’s Shares in exchange for the cash received from such sale is not expected to be treated as a separate taxable event to the Shareholder.

An in-kind redemption of some or all of a Shareholder’s Shares in exchange for the underlying ether represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the ether received in the in-kind redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the ether held in the Trust immediately prior to the in-kind redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the ether received generally should include the period during which the Shareholder held the Shares redeemed in kind. A subsequent sale of the ether received by the Shareholder generally will be a taxable event, unless a nonrecognition provision of the Code or Treasury Regulations applies to such sale.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the ether held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the ether held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or redemption for money or, in the case of an in-kind redemption, that is treated as the basis of the ether received by the Shareholder in the redemption.

If a hard fork occurs in the Ethereum blockchain, the Trust could temporarily hold both the original ether and the alternative new asset as the Sponsor determines, in its sole discretion, which asset it believes is generally accepted as ether. The other asset will be treated as an Incidental Right and/or IR Digital Asset, in accordance with the procedures specified herein. The IRS has held that a hard fork resulting in the creation of new units of crypto assets is a taxable event giving rise to ordinary income. The receipt, distribution and/or sale of the new alternative asset may cause Shareholders to incur a U.S. federal income tax liability. While the IRS has not addressed all situations in which airdrops occur, it is clear from the reasoning of the IRS’s current guidance that it generally would treat an airdrop as a taxable event giving rise to ordinary income, and it is anticipated that any gain or loss from disposition of any assets received in the airdrop would generally be treated as giving rise to capital gain or loss that generally would be short-term capital gain or loss, unless the holding period of those assets were treated as being greater than one year as of the time they are sold. The Sponsor has committed to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Digital Asset if there are future regulatory developments that would make it feasible for the Trust to retain those assets.

Brokerage Fees and Trust Expenses

Any brokerage, financing or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale. It is also possible that, based on the mechanics associated with redemptions, a Shareholder may recognize some amount of income, expense, gain or loss in connection with redemptions of other Shareholders, based on differences between the prices at which Shareholders generally will be redeemed and the actual prices at which the Trust sells ether.

Shareholders will be required to recognize the full amount of gain or loss upon a sale or deemed sale of ether by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Sponsor to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. An individual may not deduct miscellaneous itemized deductions for tax years beginning after December 31, 2017 and before January 1, 2026. For tax years beginning after December 31, 2025, individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed in the aggregate 2% of the individual’s adjusted gross income. Similar rules apply to certain miscellaneous itemized deductions of estates and trusts. In addition, such deductions may be subject to phase outs and other limitations under applicable provisions of the Code.

Investment by U.S. Tax-Exempt Shareholders

Individual retirement accounts (“IRAs”) and participant-directed accounts under tax-qualified retirement plans are limited in the types of investments they may make under the Code. Potential purchasers of Shares that are IRAs or participant-directed accounts under a Code section 401(a) plan should consult with their own tax advisors as to the ability to purchase Shares and the tax consequences of a purchase of Shares.

Taxation of U.S. Tax-Exempt Shareholders

Income recognized by U.S. Tax-Exempt Shareholders is generally exempt from U.S. federal income tax except to the extent of such Shareholders’ unrelated business taxable income (“UBTI”). UBTI is defined generally as income from a trade or business regularly carried on by a tax exempt entity that is unrelated to the entity’s exempt purpose. Dividends, interest and, with certain exceptions, gains or losses from the sale, exchange or other disposition of property are generally excluded from UBTI (so long as not derived from debt-financed property). When a U.S. Tax-Exempt Shareholder owns an interest in a grantor trust, such as the Trust, the activities of the Trust (and any pass-through entities or disregarded entities in which the Trust owns an interest) are attributed to the U.S. Tax-Exempt Shareholder for purposes of determining whether such Shareholder’s share of income is of the grantor trust UBTI.

The Trust’s investments and activities relating thereto may cause a U.S. Tax-Exempt Shareholder to realize UBTI. In the absence of any guidance on the matter, a U.S. Tax-Exempt Shareholder’s share of income from a fork, airdrop, or similar event may be treated as UBTI. If the Trust were to incur liabilities, and thus, be treated as holding property constituting debt-financed property (generally, assets purchased with borrowed funds), income attributable to such property generally would constitute UBTI.

UBTI generally is separately calculated for each trade or business of a U.S. Tax-Exempt Shareholder. Thus, a U.S. Tax Exempt Shareholder generally cannot use deductions relating to one trade or business to offset income from another trade or business.

A U.S. private foundation considering an investment should be aware that, if such a foundation acquires a sufficiently large number of Shares, such Shares could become an “excess business holding” that could subject the foundation to a U.S. excise tax. A private foundation should consult its tax advisors regarding the excess business holdings provisions of the Code and other respects in which the provisions of Chapter 42 of the Code could affect the consequences to such foundation of acquiring and holding Shares.

Investors who are U.S. Tax Exempt Shareholders should consult their tax advisors with respect to the U.S. federal income tax consequences of an investment in Shares.

Income Taxation of Non-U.S. Shareholders

A Non-U.S. Shareholder that (1) in the case of an individual is not present in the United States for 183 days or more during the taxable year of the sale or other disposition of Shares, or upon the sale of ether by the Trust, and (2) is not engaged in the conduct of a trade or business in the United States, generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of ether by the Trust.

The Trust does not expect (though no assurance can be given) that it will be treated as engaged in a trade or business within the United States or recognize income that is treated as “effectively connected” with the conduct of a trade or business in the United States (“ECI”). However, while it is unlikely that any income that the Trust might recognize as a result of a fork, airdrop or similar event would give rise to effectively connected income, there has been no guidance as to how such events may be treated. Therefore, there can be no assurance that the Trust will not be treated as engaged in a U.S. trade or business or will not otherwise generate income treated as effectively connected with a U.S. trade or business for U.S. federal income tax purposes.

Provided that the Trust is not engaged in the conduct of a U.S. trade or business, and that it does not otherwise generate income treated as effectively connected with a U.S. trade or business, the U.S. federal income tax liability of a Non-U.S. Shareholder with respect to that Shareholder’s Shares generally will be limited to withholding tax on certain gross income from U.S. sources (if any) generated by the Trust.

A Non-U.S. Shareholder’s allocable share of U.S. source dividend, interest, rental and other “fixed or determinable annual or periodical gains, profits and income” (“FDAP”) that is not ECI generally will be subject to U.S. federal withholding tax at a rate of 30% (unless reduced or eliminated by an applicable income tax treaty or statutory exemption). There is currently no guidance as to whether income recognized by the Trust as a result of a fork, airdrop or similar event would constitute U.S. source FDAP.

A Non-U.S. Shareholder resident in a jurisdiction with which the U.S. has an income tax treaty may be entitled to the benefits of that treaty in order to reduce or eliminate the 30% U.S. withholding tax with respect to that Shareholder’s distributive share of income that the Trust treats as U.S.-source FDAP if under the laws of that non-U.S. jurisdiction, the Trust is treated as tax-transparent and certain other conditions are met. In order to secure the benefits of an applicable income tax treaty through a reduction or elimination of withholding, Non-U.S. Shareholders will generally be required to certify their non-U.S. status by providing the Trust with an executed IRS Form W-8BEN or W-8BEN-E. However, if a Non-U.S. Shareholder fails to provide such IRS Forms, the Trust intends to withhold at a full 30% rate on any Non-U.S. Shareholder’s share of U.S.-source FDAP, in which case the Non-U.S. Shareholder must file a refund claim with the IRS in order to obtain the benefit of a reduced rate or exemption.

If the proper amounts are withheld and remitted to the U.S. government and the Trust does not recognize ECI, Non-U.S. Shareholders that are individuals or corporations will generally not be required to file U.S. federal income tax returns or pay additional U.S. federal income taxes solely as a result of their investments in the Trust (though Non-U.S. Shareholders treated as trusts for U.S. federal income purposes are subject to special rules).

If the Trust is treated as a partnership (for U.S federal income tax purposes), a Non-U.S. Shareholder is treated as disposing of Shares, and any portion of the gain realized on the disposition would be treated as ECI, such Shares may be subject to a withholding tax equal to 10% of the amount realized on the disposition (subject to reduction or elimination in certain circumstances). Non-U.S. Shareholders are urged to consult with their tax advisers regarding the application of this withholding tax.

If the Trust is treated as having any ECI (or any portion of the gain realized on a Non-U.S. Shareholder’s disposition of Shares is treated as ECI), then if such Non-U.S. Shareholder is treated as a corporation, it may also be subject to U.S. federal branch profits tax on its effectively connected earnings and profits (which, with respect to the Shares, would generally be such Non-U.S. Shareholder’s share of ECI from such Shares, reduced by deductions taken into account by the Shareholder in computing its ECI, and further reduced by the U.S. federal income taxes imposed on such ECI). U.S. federal branch profits tax is generally imposed at a 30% rate, though it may be reduced under the Code or pursuant to an applicable income tax treaty.

Estate Tax Considerations for Non-U.S. Residents

Individuals who are neither citizens nor residents of the United States, as determined for U.S. federal estate tax purposes, (collectively, “Non-U.S. Residents”) may be subject to estate tax on “U.S. situs” property they own or are treated as owning at the time of death. There is currently no specific guidance as to whether Shares or the ether held by the Trust are treated as having U.S. situs for U.S. federal estate tax purposes. If Shares are considered to have U.S. situs, they would be includible in the U.S. gross estate of a Non-U.S. Resident investor, unless an applicable tax treaty provides otherwise. Non-U.S. Residents considering an investment in Shares are urged to consult with their tax advisers regarding the potential application of U.S. federal estate taxes to their Shares in their particular circumstances.”

U.S. Information Reporting and Backup Withholding

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. To the extent required by applicable regulations, each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income, expenses, gains and losses (if any). U.S. Shareholders generally may comply with these identification procedures by providing the Trust with a duly completed and executed IRS Form W-9 (Request for Taxpayer Identification Number and Certification). Non-U.S. Shareholders generally may comply with these identification procedures by providing the Fund with the relevant IRS Form W-8, duly completed and executed. Shareholders may be required to satisfy certain information reporting or certification requirements, e.g., those imposed by FATCA, in order to avoid certain information reporting and withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s U.S. federal income tax liability and may entitle the Shareholder to a refund, provided that the required information is furnished to the IRS in a timely manner.

Individual U.S. Shareholders will generally be required to report on their federal income tax return the receipt, acquisition, sale, or exchange of any financial interest in digital assets, which includes a Shareholder’s interest in ether held by the Trust.

SHAREHOLDERS ARE URGED TO CONSULT THEIR TAX ADVISERS TO DISCUSS ALL TAX CONSIDERATIONS THAT MAY BE RELEVANT TO THEM ASSOCIATED WITH ANY PURCHASE, HOLDING, SALE, REDEMPTION OR OTHER DEALING IN THE SHARES BEFORE DECIDING WHETHER TO INVEST IN THE SHARES.

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including IRAs and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Part 4 of Subtitle B of Title 1 of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (“DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”), of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code.

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and “non-U.S. plans” described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local, or non-U.S. law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

In contemplating an investment of a portion of Plan assets in the Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities. The Plan fiduciary should consider, among other issues, whether: (1) the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or a “disqualified person” within the meaning of Section 3(14) of ERISA and Section 4975(e)(2) of the Code respectively; (3) the investment is in accordance with the Plan’s funding objectives; and (4) such investment is appropriate for the Plan under the general fiduciary standards of investment prudence and diversification, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. When evaluating the prudence of an investment in the Shares, the Plan fiduciary should consider the DOL’s regulation on investment duties, which can be found at 29 C.F.R. § 2550.404a-1.

It is intended that: (a) none of the Sponsor, the Trustee, the Delaware Trustee, the Custodian or any of their respective affiliates (the “Transaction Parties”) has through this report and related materials provided any investment advice within the meaning of Section 3(21) of ERISA to the Plan in connection with the decision to purchase or acquire such Shares; and (b) the information provided in this report and related materials will not make a Transaction Party a fiduciary to the Plan.

Item 1A. Risk Factors

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for ether. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ether’s history, including in in 2021-2023. As of the date of this report, digital asset prices have continued to fluctuate in 2024.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including ether, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop, and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

The price of some digital assets, including ether, has risen following the election of Donald Trump as president of the United States. Some expect the new administration to adopt a constructive attitude toward the digital assets industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity and certainty for emerging technologies, including blockchain technology and digital assets, thereby fostering their development. Similarly, the digital assets industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. To the extent market expectations about future activity by the administration or Congress lead digital asset prices and valuations to increase, there can be no assurance such expectations will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide greater regulatory clarity and certainty for blockchain technology and digital assets, such as through promulgating a regulatory framework governing the issuance and operation of digital assets that meets industry expectations, could lead to a decline in digital assets prices, including ether. Such a decline could cause a declines in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ether.

The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of ether as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the Ethereum blockchain.

Digital assets such as ether were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●

Digital asset networks, including the Ether peer-to-peer network and associated blockchain ledger (such blockchain, the “Ethereum blockchain” and together with the peer-to-peer network, the “Ethereum network” or “Layer 1 Ethereum network”), and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because ether is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

●

Digital assets, including ether, are controllable only by the possessor of both the unique public key and private key or keys relating to the ether network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

●

Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Ethereum network, would affect the ability to transfer digital assets, including ether, and, consequently, their value.

●

The acceptance of software patches or upgrades by some, but not all, nodes, users and validators in a digital asset network, such as the Ethereum network, could result in a “fork” in such network’s blockchain, including the Ethereum blockchain, resulting in the operation of multiple separate networks.

●

Governance of the Ethereum network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Ethereum network, which may stymie the Ethereum network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Ethereum network, especially long-term problems.

●

The foregoing notwithstanding, the Ethereum network’s protocol is informally overseen by a collective of core developers who, along with members of the Ethereum community, can introduce proposals, known as Ether Improvement Proposals (“EIPs”), for updating the Ethereum network. The core developers evolve over time, largely based on self-determined participation. An Ethereum client (“Ethereum Client”) is a software application that implements the Ethereum network specification and communicates with the Ethereum network. A “node” is a computer or other device that has downloaded the Ethereum Client and is connected to other computers also running the Ethereum Client software, together forming the Ethereum network. To the extent that node operators update their individual Ethereum Client to new specifications, the Ethereum network could be subject to changes that may adversely affect the value of ether. In addition, if a digital asset network has high-profile contributors, a perception that such contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

●

Over the past several years, digital asset validator operations have evolved from individual users to “professionalized” validating operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset validating operations are not sufficiently high, including due to a decrease in transaction fees, validators are more likely to immediately sell tokens earned by validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

●

To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.

●

Many digital asset networks, including the Ethereum network, face significant scaling challenges and may periodically be upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective or may result in unforeseen problems or issues, and such upgrades may fail, resulting in potentially irreparable damage to the Ethereum network and the value of ether.

●

Moreover, in the past, bugs, defects, and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Ethereum network, Ethereum Client, or dApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, in May 2023, the main Ethereum network itself reportedly suffered outages or bugs that for a short time prevented transactions from finalizing and being recorded in blocks twice in two days. Major Ethereum Clients which nodes use to access the Ethereum network, such as Geth, Besu and Nethermind, have in the past suffered outages or disruptions due to bugs. For more on an unplanned fork involving Geth clients, see “—A temporary or permanent “fork” could adversely affect the value of the Shares.” The cryptography underlying the Ethereum network or ether as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of the Ethereum network or take the Trust’s ether, which would adversely affect the value of the Shares. Moreover, normal operations and functionality of the Ethereum network may be negatively affected. Such losses of functionality could lead to the Ethereum network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for ether. Even if another digital asset other than ether were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

●

The Ethereum network has been in the process of implementing a series of software upgrades and other changes to its protocol, which were previously referred to collectively as “Ethereum 2.0” and some of which were implemented during 2022, such as the Bellatrix and Paris planned forks (defined below) that transitioned the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism(“the Merge”). These upgrades have resulted in, and are expected to continue to result in, changes to the Ethereum network. Many of the contemplated upgrades to the Ethereum network will include updates to material aspects of its source code. Although some of these upgrade shave been successfully implemented, such as the Merge, which was completed in September 2022, there is no guarantee that there are not undiscovered flaws that will emerge in the future even in upgrades previously considered successful, and previously successful upgrades do not guarantee that future upgrades will be successful. Any such undiscovered flaws, or the failure to properly implement future changes, could have a material adverse effect on the value of ether and the value of the Shares. One completed upgrade is known as the “Shanghai” upgrade, which allows users to unstake their ether and remove it from the relevant smart contract. As a result of this or future upgrades, it is possible that significant volumes of currently locked and illiquid ether becomes unlocked and sold, which could increase volatility in ether prices or have a material adverse effect on the value of ether and the value of the Shares. Upgrades currently being considered to increase throughput and promote scaling, such as “sharding” the Layer 1 Ethereum network or greater reliance on so-called “Layer 2” solutions, could have effects which are difficult to anticipate at this time, but could – if unsuccessfully implemented, or if they contain undiscovered flaws – materially adversely impact or even effectively eliminate the value of ether, and therefore impact the price of the Shares. In addition, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See “—A temporary or permanent “fork” could adversely affect the value of the Shares” for additional information.

●

The Ethereum network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of ether as well as other Ethereum network protocols. For example, the Ethereum network has on three occasions reduced the quantity of ether rewarded per block and may make additional changes in the future. The open-source nature of many digital asset network protocols, such as the protocol for the Ethereum network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the Ethereum network does not successfully develop its policies on supply and issuance and other major design decisions, or does so in a manner that is not attractive to network participants, it could lead to a decline in adoption of the Ethereum network and price of ether.

●

Decentralized application and smart contract developers depend on being able to obtain ether to be able to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require ether in order to pay the gas fees needed to power such applications and smart contracts and execute transactions. As such, they represent a significant source of demand for ether. Ether’s price volatility (particularly where ether prices increase), or the Ethereum network’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using the Ethereum network as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon the Ethereum blockchain for other blockchain or digital asset networks or protocols for whatever reason, the value of ether could be negatively affected.

Moreover, because digital assets, including ether, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of ether.

The first digital asset, bitcoin, was launched in 2009. The Ethereum network launched in 2015 (though some ether was sold in a pre-mine in 2014). Ether, along with bitcoin, was one of the first cryptographic digital assets to gain global adoption and critical mass. In general, digital asset networks, including the Ethereum network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●

Ether is only selectively accepted as a means of payment by retail and commercial outlets, and use of ether by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for ether transactions; process wire transfers to or from digital asset platforms, ether-related companies or service providers; or maintain accounts for persons or entities transacting in ether. As a result, the prices of ether may be influenced to a significant extent by speculators, thus contributing to price volatility that makes retailers less likely to accept ether in the future.

●

Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as ether, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually. Further, the lack of availability of banking services could prevent the Trust from being able to complete creations and redemptions of Baskets, the timely liquidation of ether and withdrawal of assets from the Ether Custodian even if the Sponsor determined that such liquidation was appropriate or suitable, or otherwise disrupt the Trust’s operations.

●

Certain privacy-preserving features have been or are expected to be introduced to digital asset networks, including the Ethereum network. For example, some prominent contributors to the Ethereum network have proposed the concept of “privacy pools,” zero-knowledge proofs, and other privacy-preserving features. If any such features are introduced to the Ethereum network, any platforms or businesses that facilitate transactions in ether may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks or facilitate illicit financing or crime.

●

Users, protocol and application developers and validators may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Ethereum network.

The Trust is not actively managed and will not have any formal strategy relating to the development of the Ethereum network.

Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Ethereum network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Ethereum network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self determined participation. If a significant majority of nodes, users and validators adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Potential amendments to the Ethereum network’s protocols and software could, if accepted and authorized by the Ethereum network community, adversely affect an investment in the Trust.

The Ethereum network uses cryptographic protocols to govern the interactions within the Ethereum network. A loose community known as the core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolve over time, largely based on self-determined participation in the resource section dedicated to Ethereum on Github.com. The core developers can propose amendments to the Ethereum network’s source code that, if accepted by nodes, validators and users, could alter the protocols and software of the Ethereum network and the properties of ether. These alterations would occur through software upgrades, and could potentially include changes to the irreversibility of transactions and limitations on the issuance of new ether or changes to the ether supply, which could undermine the appeal and market value of ether. Alternatively, software upgrades and other changes to the protocols of the Ethereum network could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. As a result, the Ethereum network could be subject to changes to its protocols and software in the future that may adversely affect an investment in the Trust.

The open-source structure of the Ethereum network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Ethereum network protocol. A failure to properly monitor and upgrade the Ethereum network protocol could damage the Ethereum network and an investment in the Trust.

The Ethereum network operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to Ethereum network development. As new ether are rewarded solely for validator activity (other than the 2014 pre-mine) and are not sold on an ongoing basis to generate revenue to support development activity, and the Ethereum network protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Ethereum network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Ethereum network and the core developers may lack the resources to adequately address emerging issues with the Ethereum network protocol. Although the Ethereum network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. For example, there have been recent reports that the number of core developers who have the authority to make amendments to the Ethereum network’s source code in the GitHub repository is relatively small, although there are believed to be a larger number of developers who contribute to the overall development of the source code of the Ethereum network. The perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum core developer Vitalik Buterin had died. Following the rumor, the price of ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ether. In the event a high-profile contributor to the Ethereum network, such as Vitalik Buterin, is perceived as no longer able to contribute to the Ethereum network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of ether, which could adversely impact the value of the Shares.

Alternatively, some developers may be funded by entities whose interests are at odds with other participants in the Ethereum network. In addition, a bad actor could also attempt to interfere with the operation of the Ethereum network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the Ethereum network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Ethereum network and an investment in the Trust may be adversely affected.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks, including the Ethereum network, face significant scaling challenges due to the fact that public blockchains generally face at tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single validator on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the fact that all validators participate in validating in each block and the capabilities of each single fully participating node.

As of December 31, 2024, the Ethereum network handled approximately 12-15 transactions per second (according to Dune analytics). In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Ethereum network has been, at times, at capacity, which has led to increased transaction fees. In December 2017, the popularity of the blockchain-based game CryptoKitties led to significant network congestion on the Ethereum network. The game, which allows players to trade and create virtual kitties, represented by non-fungible tokens (“NFTs”), was reported by some sources to have accounted for more than 10% of the entire Ethereum network traffic at the time causing increases in transaction fees and delays in transaction processing times, and driving Ethereum network traffic to a reported then-all time high. Since January 1, 2020, ether transaction fees have increased from $0.08 average daily transaction fees per ether transaction, to a high of up to approximately $200.06 average daily transaction fees per transaction on May 1, 2022. As of December 31, 2024, ether transaction fees stood at $3.52 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for ether (e.g., micropayments), and could reduce demand for, and the price of, ether, which could adversely impact the value of the Shares.

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade culminating in the Merge. The Merge amended the Ethereum network’s consensus mechanism to a process known as proof-of-stake, and was intended to address the perceived shortcomings of the proof-of work consensus mechanism in terms of labor intensity and duplicative computational effort expended by validators (known under proof-of-work as “miners”) who did not win the race, under proof of work, to be the first in time to solve the cryptographic puzzle that would allow them to be the only valid at or permitted to validate the block and receive the resulting block reward (which was only given to the first validator to successfully solve the puzzle and hash a given block, and not to others). Instead, under proof-of-stake, a single validator is randomly selected to solve the cryptographic puzzle needed to validate a block, which it proposes to a committee of other validators, who vote for whether to include the block (or not), which reduces the computational work performed – and energy expended – to validate each block compared to proof-of-work.

Following the Merge, core development of the Ethereum source code has increasingly focused on modifications of the Ethereum protocol to increase speed, throughput and scalability and also improve existing or next generation uses. Future upgrades to the Ethereum protocol and Ethereum blockchain to address scaling issues – such as network congestion, slow throughput and periods of high transaction fees owing to spikes in network demand – have been discussed by network participants, such as sharding. The purpose of sharding is to increase scalability of the Ethereum blockchain by splitting the blockchain into subsections, called shards, and dividing validation responsibility so that a defined subset of validators would be responsible for each shard, rather than all validators being responsible for the entire blockchain, allowing for parallel processing and validation of transactions. However, there appears to be uncertainty and a lack of existing widespread consensus among network participants about how to solve the scaling challenges faced by the Ethereum network.

The rapid development of other competing scalability solutions, such as those which would rely on handling the bulk of computational work relating to transactions or smart contracts and applications built on the Ethereum network (consistent with common usage, all such applications are referred to as“ decentralized applications” or “dApps”, whether or not decentralized in fact) outside of the main Ethereum network and Ethereum blockchain, has caused alternatives to sharding to emerge. “Layer 2” is a collective term for solutions which are designed to help increase throughput and reduce transaction fees by handling or validating transactions off the main Ethereum network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Ethereum network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Ethereum network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. For example, “rollups” perform transaction execution outside the Layer 1 Ethereum network and then post the data, typically in batches, back to the Layer 1 Ethereum network where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves) that is recorded on the Layer 1 Ethereum network. By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels”, which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Ethereum network (the transaction opening the state channel, and the transaction closing the channel), “side chains”, in which an entire Layer 2 blockchain network with similar capabilities to the existing Layer 1 Ethereum network runs in parallel with the existing Layer 1 Ethereum network and allows smart contracts and dApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Ethereum network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

There is no guarantee that any of the mechanisms in place or being explored for increasing the speed and throughput of settlement of Ethereum network transactions will be effective, or how long these mechanisms will take to become effective, which could cause the Ethereum network to not adequately resolve scaling challenges and adversely impact the adoption of ether and the Ethereum network and the value of the Shares. There is no guarantee that any potential scaling solution, whether a change to the Layer 1 Ethereum network like sharding or the introduction of a Layer 2 solution like rollups, state channels or side chains, will achieve widespread adoption. It is possible that proposed changes to the Layer 1 Ethereum network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Ethereum network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Ethereum network to suffer reduced adoption or causing nodes, users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. For example, in April 2024, Starknet, a Layer 2 built on the Layer 1 Ethereum network, suffered an outage reportedly caused by a rounding error bug that halted production of new blocks on Starknet’s Layer 2 blockchain network. Similar outages, bugs, defects, or other problems could affect Layer 2s in the future. Similarly, in multiple instances throughout 2022 and 2023, the Arbitrum Layer 2 network experienced outages due to failures in its primary node responsible for submitting transactions to the Layer 1 Ethereum network. Although the Layer 1 Ethereum network is believed not to have been affected by those outages, problems on Layer 2s in the future could conceivably affect or cause issues for the Layer 1 Ethereum network. Alternatively, if a widely used Layer 2 network were to fail, it could reduce demand for ether because it would eliminate a source of demand for using ether to record transactions from the Layer 2 onto the Layer 1 Ethereum network. Any of the foregoing could adversely affect the price of ether or the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets.

The largest ether wallets are believed to hold, in aggregate, a significant percentage of the ether in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of ether, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of ether.

If the digital asset award or transaction fees for recording transactions on the Ethereum network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expanding validating power or demand high transaction fees, which could negatively impact the value of ether and the value of the Shares.

In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate transaction fees paid to ether validators in such a manner that reduced the total net issuance of ether fees paid to validators. If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Ethereum network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the Ethereum blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●

A reduction in the processing power expended by validators on the Ethereum network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control. See “—If a malicious actor or botnet obtains control of more than 50% of the validating power on the Ethereum network, or otherwise obtains control over the Ethereum network through its influence over core developers or otherwise, such actor or botnet could manipulate the Ethereum blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.”

●

Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions in the Ethereum blockchain or a software upgrade automatically charges fees for all transactions on the Ethereum network, the cost of using ether may increase and the marketplace may be reluctant to accept ether as a means of payment. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Ethereum network and force users to pay higher fees, thus reducing the attractiveness of the Ethereum network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Ethereum network, the value of ether and the value of the Shares.

●

To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Ethereum network and could prevent the Trust from completing transactions associated with the day-to-day operations of the Trust, including creations and redemptions of the Shares in exchange for ether with Authorized Participants.

●

During the course of the block validation processes, validators exercise the discretion to select which transactions to include within a block and in what order to include these transactions. Beyond the standard block reward and transaction fees, validators have the ability to extract what is known as Maximal Extractable Value (“MEV”) by strategically choosing, reordering, or excluding certain transactions during block production in return for increased transaction fees or other forms of profit for such validators. In blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum network, users may attempt to gain an advantage over other users by offering additional fees to validators for effecting the order or inclusions of transactions within a block. Certain software solutions, such as MEV Boost by Flashbots, have been developed which facilitate validators and other parties in the ecosystem in capturing MEV. The presence of MEV may incentivize associated practices such as sandwich attacks or front running that can have negative repercussions on DeFi users. A “sandwich attack” is executed by placing two transactions around a large, detected transaction to capitalize on the expected price impact. For instance, a market participant might identify a sizable transaction within the publicly visible so-called memory pool (“mempool”) of pending but unexecuted transactions awaiting validation that will significantly alter an asset’s price on a decentralized exchange. The participant could then for example orchestrate a transaction bundle: one transaction to acquire the asset prior to the detected transaction, followed by the large transaction itself, and a final transaction to sell the asset after the market price has increased due to the large transaction’s execution. Such transaction bundles can be submitted to validators through mechanisms like MEV-Boost, with validators receiving a share of the profits as an incentive to include the specific transaction bundle in the block. In the context of MEV, “front running” is said to occur when a user spots a transaction in the mempool, and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction that is still in the mempool. MEV may also compromise the predictability of transaction execution, which may deter usage of the network as a whole. Although based on widely available information given that transactions in the mempool are publicly visible, any potential perception of MEV a sun fair manipulation may also discourage users and other stakeholders from engaging with DeFi protocols or the Ethereum network in general. In addition, it is possible regulators or legislators could enact rules which restrict practices associated with MEV, which could diminish the popularity of the Ethereum network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of ether and the value of the Shares.

If a malicious actor or botnet obtains control of more than 33% of the validating stake on the Ethereum network, or otherwise obtains control over the Ethereum network through its influence over core developers or otherwise, such actor or botnet could delay or manipulate the Ethereum blockchain in the short term, which could adversely affect the value of the Shares or the ability of the Trust to operate.

Following the Merge and the switch to proof-of-stake validation, the Ethereum network is currently vulnerable to several types of attacks, including:

“>33% attack” where, if a validator or group of validators were to gain control of more than 33% of the total staked ether on the Ethereum network, a malicious actor could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain. This is believed to be temporary, as the Ethereum network’s inactivity leak would be expected to eventually penalize the attacker enough for the chain to finalize again (i.e., the honest majority would be expected to reclaim 2/3rd stake as the attacker’s stake is penalized). However, it is not believed that with 33% control, a malicious actor could engage in double-spending or fraudulent block propagation.

“>50% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the total staked ether on the Ethereum network, a malicious actor would be able to gain full control of the Ethereum network and the ability to manipulate future transactions on the blockchain, including censoring transactions, double-spending and fraudulent block propagation, potentially for an extended period or even permanently. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker’s ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively.

“>66% attack” where, if a validator or group of validators acting in concert were to gain control of more than 66% of the total staked ether on the Ethereum network, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation. The attacker could finalize their preferred chain without any consideration for the votes of other stakers and could also revert finalized blocks.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers)obtains a majority (over 50%) of the validating power on the Ethereum network, it may be able to alter the Ethereum blockchain on which transactions in ether rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control (over 50%). To the extent that such malicious actor or botnet did not yield its control of the validating power on the Ethereum network or the Ethereum community did not reject the fraudulent blocks as malicious, reversing any changes made to the Ethereum blockchain may not be possible. If the malicious actor were to gain control of more than 33% of the total staked ether on the Ethereum network, they could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain, but it is not believed that they could in double-spending or fraudulent block propagation. Even without 33% control, a malicious actor or botnet could create a flood of transactions in order to slow down the Ethereum network (similar to a denial-of-service attack).

For example, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attacks resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million.

In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the proof-of-stake Ethereum network, which could negatively impact the value of ether and the value of the Shares.

Although there are no known reports of malicious activity on, or control of, the Ethereum network, it is possible that certain groups of coordinating or connected ether holders may together have more than 50% of outstanding ether, which if staked and if the users run validators, would permit them to exert authority over the validation of ether transactions. This risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of ether, the feasibility of a malicious actor obtaining control of the validating power on the Ethereum network will increase, which may adversely affect the value of the Shares. See also“—Liquid staking applications pose centralization concerns” below.

A malicious actor may also obtain control over the Ethereum network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that nodes, users and validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Ethereum network, the risk that a malicious actor may be able to obtain control of the Ethereum network in this manner exists. Moreover, it is possible that a group of ether holders that together control more than 50% of outstanding ether are in fact part of the initial or current core developer group, or are otherwise influential members of the Ethereum community. To the extent that the initial or current core developer groups also control more than 50% of outstanding ether, as some believe, the risk of and arising from this particular group of users obtaining control of the validating power on the Ethereum network will be even greater, and should this materialize, it may adversely affect the value of the Shares.

Liquid staking applications pose centralization concerns.

Validators must deposit 32 ether to activate a unique validator key pair that is used to sign block proposals and attestations on behalf of its stake (i.e., vote on its view of the chain). For every 32 ether deposits staked, a unique validator key pair is generated. An application built on the Ethereum network, or a single node operator, can manage many validator key pairs. For example, Lido, an application that provides a so-called “liquid staking” solution which permits holders of ether to deposit them with Lido, which stakes the ether while issuing the holder a transferrable token, is reported by some sources to have or have had up to 275,000 validator key pairs (each representing 32 staked ether) divided across over 30 node operators. At times, Lido has reportedly controlled around or in excess of 33% of the total staked ether on the Ethereum network. While it is widely believed that Lido has little incentive to attempt to interfere with transaction finality or block confirmations using its reported 33% stake, since doing so would likely cause its entire stake to be slashed and thus lost (assuming good actors unaffiliated with Lido controlled the remainder), and also because Lido is believed to not control most of the third party node operators where its ether is staked, and finally since the occurrence of such manipulation of the Ethereum network’s consensus process by Lido or any other actor would likely cause ether to lose substantial value (which would obviously hurt Lido economically), it nevertheless poses centralization concerns. If Lido, or a bad actor with a similar sized stake, were to attempt to interfere with transaction finality or block confirmations, it could negatively affect the use and adoption of the Ethereum network, the value of ether, and thus the value of the Shares.

A temporary or permanent “fork” could adversely affect the value of the Shares.

The Ethereum network operates using open-source protocols, meaning that any user can become a node by downloading the Ethereum Client and participating in the Ethereum network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to the Ethereum network’s source code and then propose that the Ethereum network community support the modification. These proposed modifications to the Ethereum network’s source code, if adopted, can lead to forks (referred to as “planned forksˮ because they take place through a formal process).

In the case of planned forks, the core developers, including those associated with or funded by the Ethereum Foundation, are able to access and alter the Ethereum network source code and, as a result, they are typically responsible for proposing quasi-official or widely publicized releases of updates and other changes to the Ethereum network’s source code called EIPs. Any user can propose an idea for modifying the Ethereum network’s source code, and the core developers are responsible for merging the proposed idea into the EIP repository on GitHub, where it formally becomes an EIP. However, the release of proposed updates to the Ethereum network’s source code by core developers does not guarantee that the updates will be automatically adopted. The developers of each Ethereum Client must agree to implement the EIP’s changes to the Ethereum network in the source code for their respective client software, nodes must accept the changes made available by the developers of the Ethereum Client software they use by choosing to individually download the modified Ethereum Client software, and ultimately a critical mass of validators and users – such as dApp and smart contract developers, as well as end users of dApps and smart contracts, and anyone else who transacts on the Ethereum blockchain or Ethereum network – must support the shift, or the upgrades will lack adoption.

Typically in the case of a planned fork, once the EIPs are formally introduced by being merged into the EIP repository on GitHub, a robust debate within the Ethereum community as to the advisability of the proposed change ordinarily follows. Assuming the core developers at the protocol level and the developers of individual Ethereum Clients reach a broad consensus among themselves in favor of introducing the change into the respective source code they are responsible for developing and maintaining, the source code modification will be introduced and made available to download. A modification of the Ethereum network’s source code is only effective with respect to the Ethereum nodes that download it and modify their Ethereum Clients accordingly, and in practice such decisions are heavily influenced by the preferences of validators and users. Typically, after a modification is introduced and if a sufficiently broad critical mass of users and validators support the modification and nodes download the modification into their individual Ethereum Clients, the change is implemented and the Ethereum network continues to operate uninterrupted, assuming there are no software issues (e.g., bugs, outages, etc.). However, if less than a sufficiently broad critical mass (in practice, amounting to a substantial majority) of users and validators support the proposed modification and nodes refuse to download the modification to their Ethereum Clients, and the modification is not backwards compatible with the Ethereum blockchain or network or the Ethereum Clients of nodes prior to their modification, the consequence would be what is known as a “hard fork” of the Ethereum network, with one group of nodes running the pre-modified software, with users and validators continuing to use the pre-modified software, while the other group would adopt and run the modified software. The effect of such a hard fork would be the existence of two versions of the Ethereum network running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. In practice, in a hard fork, the two networks would compete with each other for developers, node operators, users, validators, and adoption, potentially to their mutual detriment (for example, if the number of validators on each network is too small leading to security concerns, as discussed below, or if the number of users on each is reduced compared to the number of users of the single pre-fork blockchain network). Debates relating to hard forks can be contentious and hard fought among network participants, and can lead to ill will. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the total on either network, thereby making them both more susceptible to attack.

A future fork in the Ethereum network could adversely affect the value of the Shares or the ability of the Trust to operate. A fork could also adversely affect the price of ether at the time of announcement or adoption or subsequently. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Alternatively, as with any change to software code, software upgrades and other changes to the source code or protocols of the Ethereum network could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. If a fork caused operational problems for either post-fork network or blockchain, the digital assets associated with the affected network could lose some or all of their value. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Any of these events could therefore adversely impact the value of the Shares.

On March 13, 2024, the Ethereum network underwent a planned fork called “Dencunˮ implementing a series of EIPs. EIP 4844, which some commentators perceive to be the most significant EIP within the Dencun series, is intended to improve the economics of Layer 2s by reducing transaction fees for Layer 2s who batch transactions executed on the Layer 2s and upload them as a batch (or as a single proof) onto the main Layer 1 Ethereum network. Among other objectives, the Dencun software upgrade was designed to provide Layer 2 scaling solutions a designated storage space on the Layer 1 Ethereum network, called Binary Large Objects (“blobsˮ), which attach large data chunks to transactions on the Layer 1 Ethereum network and are recorded on its blockchain. The data in blobs become inaccessible on the Layer 1 Ethereum network after a temporary period of time (three weeks), unlike the previous method of storing batched data from Layer 2s on the Layer 1 Ethereum network, which was stored permanently. The cost of accessing the temporary storage in blobs is expected by proponents of the Dencun upgrade to be substantially lower than the cost of storing the data on the Ethereum Layer 1 network permanently, making Layer 2s more cost-efficient to operate and, some commentators hope, making them more attractive as a scaling solution. Immediately following the upgrade, some Layer 2s reportedly experienced reduced transaction fees when batching transactions to the main Layer 1 Ethereum network, which in turn lowered the transaction costs for executing transactions on such Layer 2s, but this also is believed to have resulted in ether prices (ether being the native asset of the Layer 1 Ethereum network) dropping as well due, in part, to the reduced demand for ether to pay the transaction costs of recording data on the Layer 1 Ethereum network. Decreased ether prices could have an adverse effect on the value of the Shares. Additionally, some Layer 2s, such as Blast, reportedly experienced outages and other disruptions in the aftermath of the Dencun upgrade, which in the case of Blast halted block production on the Blast Layer 2 blockchain for a period of time, though it was reportedly restored afterward. As with any change to software code, planned forks such as Dencun could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ether, and therefore the Shares.

In September 2022, the Ethereum network transitioned to a proof-of-stake consensus model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum network occurred, as a small number of Ethereum validators and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network, which is not backwards compatible with the Ethereum Layer 1 blockchain, is considered a forked branch and was rebranded as “Ethereum Proof-of-Work.” To the extent significant developer talent, users or validators abandon the Ethereum Layer 1 network and adopt the Ethereum Proof-of-Work blockchain instead, the value of the Shares could be adversely affected.

As illustrated by Dencun and the Merge, the Ethereum network regularly implements planned forks in an effort to achieve its development roadmap, advance the scalability process, and to improve the network generally. For example, in connection with the Ethereum development roadmap, the Ethereum network executed planned forks to transition from the initial Frontier development stage into the Homestead development stage in 2016; to transition from the Homestead development stage to the first sub-stage, Byzantium, of the Metropolis development stage in 2017; to transition from the Byzantium substage to the St. Petersburg sub-stage in early 2019; and to transition from the St. Petersburg sub-stage to the Istanbul sub-phase, in late 2019. In April 2021, the Ethereum network underwent the Berlin and Altair planned forks, among others. In 2022, Ethereum underwent the Bellatrix and Paris planned forks in connection with the Merge. In 2023, Ethereum underwent the Capella and Shanghai planned forks (collectively, “Shapella”), which enabled withdrawals of staked assets to the Ethereum Layer 1 blockchain main net for the first time (they had previously been locked on the Beacon Chain test net following the Merge). Any of these or future planned forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s nodes, users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Ethereum community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum underwent a hard fork between the Layer 1 Ethereum network and a new digital asset running on a “forked” branch of the network, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ether held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, and after a contentious debate, most participants in the Ethereum community elected to adopt a hard fork that effectively reversed the hack, and this network constitutes the Layer 1 Ethereum network. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic”, which is not backwards compatible with the Layer 1 Ethereum network and is considered a forked branch, with the native digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset platforms. Following the July 2016 hard fork between the Ethereum and Ethereum Classic networks, new security concerns surfaced. Replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018, and security concerns could similarly surface in connection with future hard forks.

An unplanned fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of Ethereum Client software that nodes run and use to access the Ethereum network. For example, such an unplanned fork reportedly occurred in the Go-Ethereum (“Geth”) client, which is a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time, such as Besu, Open Ethereum, and Nethermind), and a patch was released that all nodes using the Geth client were supposed to download and apply simultaneously. However, not all nodes using Geth did so, resulting with the non-patched Geth nodes temporarily running a different version of the Ethereum blockchain than the patched Geth nodes and nodes using other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum blockchain, causing the nodes using the non-patched Geth version to be unable to reach consensus with the rest of the nodes on the Ethereum blockchain, interrupting the non-patch Geth nodes’ access to the Ethereum network. For example, Infura, which is a node operator that provides services to major Ethereum smart contracts, wallet software providers like MetaMask, ether trading platforms, and other market participants, reportedly ran numerous nodes using the Geth client. Infura’s Geth client running nodes reportedly used the outdated, non-patched Geth version initially, which is said to have caused those nodes to be on the minority blockchain, impacting transaction execution, validation, and recording on the main Layer 1 Ethereum network for Infura’s customers – such as Ethereum-based smart contracts, wallet providers like MetaMask, ether trading platforms, etc. – until Infura was able to apply the software update released by the Geth client developers to Infura’s nodes that use Geth as their Ethereum Client. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all nodes using the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth nodes, fixing the problem and restoring access to the Ethereum network, including for Infura and its customers.

In the future, if an accidental or unintentional fork similar to what happened within the Geth client in November 2020 were to reoccur within Geth (or any other major Ethereum Client), or were to happen to the Ethereum network as a whole (instead of being limited to a single Ethereum Client, in this case Geth), such a fork could lead to nodes, users and validators losing confidence in the Ethereum network and abandoning it in favor of other blockchain protocols. Furthermore, it is possible that, in a future unplanned fork, a substantial number of nodes, users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains, resulting in a permanent fork. Moreover, following the Merge, nodes on the Ethereum network must run two Ethereum Clients, i.e., an Execution Client and a Consensus Client paired together, with the implementations selected at the discretion of the node operator. There are multiple groups independently developing and implementing their respective Execution Clients and Consensus Clients; while some individual Execution Clients or Consensus Clients are more popular or widely adopted than others, there remains heterogeneity among Ethereum Clients. Each Execution Client and Consensus Client needs to interoperate effectively with each other Execution Client and Consensus Client. Although this diversity of Ethereum Clients is perceived by some to promote decentralization of the Ethereum network, it comes at a potential cost: if there are any unanticipated or undiscovered flaws, bugs, software defects, or interoperability failures causing any individual Execution Client to fail to interoperate effectively with any other individual Execution Client or any Consensus Client, the Ethereum network as a whole could suffer an unplanned fork, major disruption, catastrophic outage, system failure, loss of confidence or adoption among users or validators, or a variety of other problems. Any of these events could cause ether to decline in value, adversely affecting the price of Shares.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. For example, following the DAO hack in July 2016, holders of Ethereum voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of Ethereum rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined. A clone may also adversely affect the price of ether at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

Shareholders will not receive the benefits of any Incidental Rights and any IR Digital Asset, including any forked or airdropped assets.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017 the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017 could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops could create operational, security, legal or regulatory, or other risks for the Trust, the Sponsor, the Ether Custodian, Authorized Participants, or other entities.

We refer to the right to receive any such benefit as an “Incidental Right” and any such digital asset (other than ether) acquired through an Incidental Right as “IR Digital Asset.” With respect to a fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights and any IR Digital Asset associated with such event. As such, Shareholders will not receive the benefits of any Incidental Rights and any IR Digital Asset.

In the event the Trust seeks to change the Trust’s policy with respect to Incidental Rights or IR Digital Asset, an application would need to be filed with the SEC by NASDAQ seeking approval to amend its listing rules to permit the Trust to sell Incidental Rights or IR Digital Asset and distribute the cash proceeds (net of expenses and applicable withholding taxes) to DTC or distribute the Incidental Rights or IR Digital Asset in-kind to DTC. However, there can be no assurance as to whether or when the Sponsor would make such a decision, or when NASDAQ will seek or obtain this approval, if at all.

Even if such regulatory approval is sought and obtained, Shareholders may not receive the benefits of a fork, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. Any inability to recognize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. Investors who prefer to have a greater degree of control over events such as forks, airdrops, and similar events, and any assets made available in connection with each, should consider investing in ether directly rather than purchasing Shares.

In the event of a hard fork of the Ethereum network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Ethereum network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Ethereum network, is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on whatever factors it deems relevant, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of ether, users, services, businesses, validators and other constituencies, as well as the actual continued acceptance of, validating power on, and community engagement with, the Ethereum network, or whatever other factors it deems relevant. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the Ether Custodian, other service providers, the Index Administrator, crypto asset platforms, or other market participants on what is generally accepted as ether and should therefore be considered “ether” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

Any name change and any associated rebranding initiative by the core developers of ether may not be favorably received by the digital asset community, which could negatively impact the value of ether and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” The Sponsor cannot predict the impact of any name change and any associated rebranding initiative on ether. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of ether and the value of the Shares.

Smart contracts, including those relating to DeFi applications, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for ether or cause a wider loss of confidence in the Ethereum network, either of which could have an adverse impact on the value of ether.

Smart contracts are programs that run on the Ethereum blockchain that execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO allowed an attack by a hacker to syphon approximately $60 million worth of ether from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain core developers and contributors pursued a “hard fork” of the Ethereum network in order to erase any record of the theft. Despite these efforts, the price of ether reportedly dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a reportedly $30 million theft of ether, and in November 2017, a new vulnerability in Parity’s wallet software reportedly led to roughly $160 million worth of ether being indefinitely frozen in an account. Furthermore, in April 2018, a batch overflow bug was found in many Ethereum-based ERC20-compatible smart contract tokens that allows hackers to create a large number of smart contract tokens, causing multiple crypto asset platforms worldwide to shut down ERC20-compatible token trading. Similarly, in March 2020, a design flaw in the Maker DAO smart contract caused forced liquidations of crypto assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited crypto assets into the smart contract. Other smart contracts, such as bridges between blockchain networks and DeFi protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of ether. In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users.” These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data or transmits ether or other digital assets, and make other changes to the smart contract. Furthermore, in some cases inadequate public information may be available about certain smart contracts or applications, and information asymmetries may exist, even with respect to open source smart contracts or applications; certain participants may have hidden informational or technological advantages, making for an uneven playing field. There may be opportunities for bad actors to perpetrate fraudulent schemes and engage in illicit activities and other misconduct, such as exit scams and rug pulls (orchestrated by developers and/or influencers who promote a smart contract or application and, ultimately, escape with the money at an agreed time), or Ponzi or similar fraud schemes. Many DeFi applications are currently deployed on the Ethereum network, and smart contracts relating to DeFi applications currently represent a significant source of demand for ether. DeFi applications may achieve their investment purposes through self-executing smart contracts that may allow users, for example, to invest digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments may earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn by the investor. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, users who transact with the smart contract may experience decreased functionality of the smart contract or may suffer a partial or total loss of any digital assets they have used to transact with the smart contract. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the Ethereum network and represent a significant source of demand for ether, public confidence in the Ethereum network itself could be negatively affected, such sources of demand could diminish, and the value of ether could decrease. Similar risks apply to any smart contract or decentralized application, not just DeFi applications.

Validators may suffer losses due to staking, or staking may prove unattractive to validators, which could make the Ethereum network less attractive.

Validation on the Ethereum network requires ether to be transferred into smart contracts on the underlying blockchain networks not under the Trust’s or anyone else’s control. If the Ethereum network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. The Ethereum network imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of their staked ether being destroyed or “burned”: penalties, slashing and inactivity leaks. A validator may face penalties if it fails to take certain actions, such as providing a timely attestation to a block proposed by another validator. Under this scenario, a validator’s staked ether could be burned in an amount equal to the reward to which it would have been entitled for performing the actions. A more severe sanction (i.e., “slashing”) is imposed if a validator commits malicious acts related to the proposal or attestation of blocks with invalid transactions. Slashing can result in the validator having a portion of its staked ether immediately confiscated, withdrawn or burned by the network, resulting in losses to them. After this initial slashing, the validator is queued for forceful removal from the Ethereum network’s validator “pool,” and more of the validator’s stake is burned over a period of approximately 36 days with the exact amount of ether burned and time period determined by the network regardless of whether the validator makes any further slashable errors, at which point the validator is automatically removed from the validator pool. Staked ether may also be burned through a process known as an “inactivity leak,” which is triggered if the Ethereum network has gone too long without finalizing a new block. For a new block to be successfully added to the blockchain, validators that account for at least two thirds of all staked ether must agree on the validity of a proposed block. This means that if validators representing more than one third of the total staked ether are offline, no new blocks can be finalized. To prevent this, an inactivity leak causes the ether staked by the inactive validators to gradually “bleed away” until these inactive validators represent less than one-third of the total stake, thereby allowing the remaining active validators to finalize proposed blocks. This provides a further incentive for validators to remain online and continue performing validation activities. Within the post-Merge Ethereum network, as part of the “activating” and “exiting” processes of staking, staked ether will be inaccessible for a variable period of time determined by a range of factors, including network congestion, resulting in potential inaccessibility during those periods. “Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Ethereum network’s proof-of-stake consensus protocol. “Exit” is the request to exit from the active set and no longer participate in the Ethereum network’s proof-of-stake consensus protocol. As part of these “activating” and “exiting” processes of staking on the Ethereum network, any staked ether will be inaccessible for a period of time. The duration of activating and exiting periods are dependent on a range of factors, including network conditions. However, depending on demand, un-staking can take between hours, days or weeks to complete. Furthermore, the Ethereum network requires the payment of base fees and the practice of paying tips is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of ether. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Ethereum network’s adoption or the price of ether. Any disruption of validation on the Ethereum network could interfere with network operations and cause the Ethereum network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of ether to decrease. The limited liquidity during the “activation” or “exiting” processes could dissuade potential validators from participating, which could interfere with network operations or security and cause the Ethereum network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of ether to decrease.

Proof-of-stake blockchains are a relatively recent innovation and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality, including the current Ethereum network following the completion of the Merge in 2022, use a newer consensus algorithm known as “proof-of-stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the Ethereum network following the Merge, and their associated digital assets – including the ether held by the Trust – have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Trust’s assets. Over the long term, there can be no assurance that the proof-of-stake blockchain on which the Trust’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact the value of the Trust’s assets.

Risk Factors Related to the Digital Asset Markets

The value of the Shares relates directly to the value of ether, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the ether held by the Trust and fluctuations in the price of ether could adversely affect the value of the Shares. The market price of ether may be highly volatile, and subject to a number of factors, including:

●	an increase in the global ether supply or a decrease in global ether demand;

●	market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry;

●	trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation;

●

the adoption of ether as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Ethereum network, and their ability to meet user demands;

●	manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated;

●	forks in the Ethereum network;

●	changes or instability in the leadership of the Ethereum Foundation

●	investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or ether, and digital asset platform rates;

●	consumer preferences and perceptions of ether specifically and digital assets generally;

●	negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;

●	fiat currency withdrawal and deposit policies on digital asset platforms;

●	the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;

●

business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry;

●	the use of leverage in digital asset markets, including the unwinding of positions, “margin calls,” collateral liquidations and similar events;

●	investment and trading activities of large or active consumer and institutional users, speculators, validators, and investors;

●	a “short squeeze” resulting from speculation on the price of ether, if aggregate short exposure exceeds the number of Shares available for purchase;

●	an active derivatives market for ether or for digital assets generally;

●

monetary policies of governments, legislation or regulation, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of ether as a form of payment or the purchase of ether on the digital asset markets;

●	global or regional political, economic or financial conditions, events and situations, or major public issues such as the novel coronavirus (“COVID‑19") outbreak;

●	fees associated with processing an ether transaction and the speed at which ether transactions are settled;

●	the maintenance, troubleshooting, and development of the Ethereum network including by validators and developers worldwide;

●	the ability for the Ethereum network to attract and retain validators to secure and confirm transactions accurately and efficiently;

●	ongoing technological viability and security of the Ethereum network and ether transactions, including vulnerabilities against hacks and scalability;

●

governmental or regulatory actions by, or investigations or litigation in, countries around the world targeting well-known decentralized applications or smart contracts that are built on the Ethereum network, or other developments or problems, and associated publicity, involving or affecting such decentralized applications or smart contracts;

●	financial strength of market participants;

●	the availability and cost of funding and capital;

●	the liquidity and credit risk of digital asset platforms;

●	interruptions in service from or closures or failures of major digital asset platforms or their banking partners, or outages or system failures affecting the Ethereum network;

●	decreased confidence in digital assets and digital assets platforms;

●	poor risk management or fraud by entities in the digital assets ecosystem;

●

increased competition from other digital assets or networks, including other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based recordkeeping, particularly where such other blockchain networks are able to offer users access to a larger consumer user base, greater efficiency, reliability, or processing speed, or more economical transaction processing fees than the Ethereum network; and

●

the Trust’s own acquisitions or dispositions of ether, since there is no limit on the number of ether that the Trust may acquire, and the Sponsor is an affiliate of BlackRock, which is a prominent participant in financial markets.

Although returns from investing in ether have at times diverged from those associated with other asset classes to a greater or lesser extent, there can be no assurance that there will be any such divergence in the future, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that ether will maintain its value in the long-, intermediate- or short- term. In the event that the price of ether declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of ether as represented by the Index or other pricing source used by the Trust may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of ether has resulted, and may continue to result, in speculation regarding future appreciation in the value of ether, inflating and making the Index more volatile. As a result, ether may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Index or other pricing source used by the Trust and could adversely affect the value of the Shares.

Because the Trust holds only ether and cash, an investment in the Trust may be more volatile than an investment in a more broadly diversified portfolio.

The Trust holds only ether and cash. As a result, the Trust’s holdings are not diversified. Accordingly, the Trust’s net asset value may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over short or long periods of time. Fluctuations in the price of ether are expected to have a direct impact on the value of the Shares.

An investment in the Trust may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of total loss associated with an investment in the Trust. Investors should review closely the objective and strategy of the Trust and redemption rights, as discussed herein, and familiarize themselves with the risks associated with an investment in the Trust.

Due to the unregulated nature and lack of transparency surrounding the operations of digital asset platforms, which may experience fraud, manipulation, security failures or operational problems, as well as the wider ether market, the value of ether and, consequently, the value of the Shares may be adversely affected, causing losses to Shareholders.

Digital asset platforms are relatively new and, in some cases, unregulated. Many operate outside the United States. Furthermore, while many prominent digital asset platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset platforms do not provide this information. Digital asset platforms may not be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in digital asset platforms, including prominent platforms that handle a significant volume of ether trading.

Many digital asset platforms are unlicensed, may be unregulated, may be subject to regulation in a relevant jurisdiction, but may or may not be incompliance therewith, may operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset platforms was false or noneconomic in nature, with specific focus on unregulated platforms located outside of the United States. Such reports alleged that certain overseas platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices, such as fake or artificial trading volume or trading volume based on non-economic “wash trading” (where offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes), and attributed such manipulative or fraudulent behavior to motives like the incentive to attract listing fees from token issuers who seek the most liquid and high-volume platforms on which to list their coins.

Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets. Although bitcoin and ether are different assets, there can be no assurance that ether prices may not at times be subject to similar activity. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of digital assets.

The ether market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Further more,many ether trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of ether on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset platforms or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the digital asset markets generally, including, among others (1) “wash trading”; (2) persons with a dominant position in a digital asset manipulating the digital asset’s pricing; (3) hacking of the digital asset’s peer-to-peer network, protocols and trading platforms; (4) malicious control of the digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in the digital asset, new sources of demand for the digital asset, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins” (for more information, see “—Prices of Ether may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)),the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at digital asset trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in the digital asset markets and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

In addition, over the past several years, some digital asset platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset platforms. While, generally speaking, smaller digital asset platforms are less likely to have the infrastructure and capitalization that make larger digital asset platforms more stable, larger digital asset platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015,Bitstamp announced that approximately 19,000 bitcoins had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset platform Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior.

Negative perception, a lack of stability and standardized regulation in the digital asset markets and the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Ethereum network and result in greater volatility or decreases in the prices of ether. Furthermore, the closure or temporary shutdown of a digital asset platform used in calculating the Index may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. The potential consequences of a digital asset platform’s failure could adversely affect the value of the Shares.

The Index has a limited performance history, the Index price could fail to track the global ether price, and a failure of the Index price could adversely affect the value of the Shares.

The CF Benchmarks Index was developed by the Index Administrator and has a limited performance history. Although the Index is based on materially the same methodology (except calculation time) as the ETHUSD_RR which was first introduced in May 2018, the Index itself has only been in operation since February 2022. The Index price is a composite CF Benchmarks Index calculated using volume-weighted trading price data from various Constituent Platforms. The Index has only featured its current list of Constituent Platforms since May 2022. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Index’s performance. The Constituent Platforms chosen by the Index Administrator could also change over time. The Index Administrator may remove or add Constituent Platforms to the CF Benchmarks Index in the future at its discretion. For more information on the inclusion criteria for Constituent Platforms in the CF Benchmarks Index.

Although the Index is intended to accurately capture the market price of ether, third parties may be able to purchase and sell ether on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Index price. Moreover, there may be variances in the prices of ether on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. While the Index provides a U.S. dollar-denominated composite CF Benchmarks Index for the price of ether based on, in the case of the CF Benchmarks Index, the volume-weighted price of ether on certain Constituent Platforms, at any given time, the prices on each such Constituent Platforms or pricing source may not be equal to the value of an ether as represented by the Index. It is possible that the price of ether on the Constituent Platforms could be materially higher or lower than the Index price. To the extent the Index price differs materially from the actual prices available on a Constituent Platform, or the global market price of ether, the price of the Shares may no longer track, whether temporarily or over time, the global market price of ether, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of ether. To the extent such prices differ materially from the Index price, investors may lose confidence in the Shares’ ability to track the market price of ether, which could adversely affect the value of the Shares.

If the Index is not available, the Trust’s holdings may be fair valued on a temporary basis in accordance with the policy approved by the Trustee. To the extent the valuation determined in accordance with the policy approved by the Trustee differs materially from the actual market price of ether, the price of the Shares may no longer track, whether temporarily or over time, the global market price of ether, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the global market price of ether. To the extent such prices differ materially from the market price for ether, investors may lose confidence in the Shares’ ability to track the market price of ether, which could adversely affect the value of the Shares.

The Index price used to calculate the value of the Trust’s ether may be volatile, adversely affecting the value of the Shares.

The price of ether on public digital asset platforms has a very limited history, and during this history, ether prices on the digital asset markets more generally, and on digital asset platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual digital asset platforms, the Index price, and the price of ether generally, remains subject to volatility experienced by digital asset platforms, and such volatility could adversely affect the value of the Shares.

Furthermore, because the number of liquid and credible digital asset platforms is limited, the Index will necessarily be composed of a limited number of digital asset platforms. If a digital asset platform was subjected to regulatory, volatility or other pricing issues, in the case of the CF Benchmarks Index, the Index Administrator would have limited ability to remove such digital asset platform from the Index, which could skew the price of ether as represented by the Index. Trading on a limited number of digital asset platforms may result in less favorable prices and decreased liquidity of ether and, therefore, could have an adverse effect on the value of the Shares.

The Index Administrator could experience system failures or errors.

If the computers or other facilities of the Index Administrator, data providers and/or relevant Constituent Platforms malfunction for any reason, calculation and dissemination of the CF Benchmarks Index may be delayed. Errors in the CF Benchmarks Index data, the CF Benchmarks Index computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Trust and the Shareholders. Any of the foregoing may lead to the errors in the CF Benchmarks Index, which may lead to a different investment outcome for the Trust and the Shareholders than would have been the case had such events not occurred.

The CF Benchmarks Index is used to determine the net asset value of the Trust and the NAV. Consequently, losses or costs associated with the CF Benchmarks Index’s errors or other risks described above will generally be borne by the Trust and the Shareholders and neither the Sponsor nor its affiliates or agents make any representations or warranties regarding the foregoing. If the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index the Trust’s holdings may be fair valued on a temporary basis in accordance with the fair value policies approved by the Trustee. See “Business of the Trust—Net Asset Value.” To the extent the valuation determined in accordance with the policy approved by the Trustee differs materially from the actual market price of ether, the price of the Shares may no longer track, whether temporarily or over time, the price of ether, which could adversely affect an investment in the Trust and the value of Shares by reducing investors’ confidence in the Shares’ ability to track the price of ether.

The Index price being used to determine the net asset value of the Trust may not be consistent with GAAP. To the extent that the Trust’s financial statements are determined using a different pricing source that is consistent with GAAP, the net asset value reported in the Trust’s periodic financial statements may differ, in some cases significantly, from the Trust’s net asset value determined using the Index pricing.

The Trust will determine the net asset value of the Trust on each Business Day based on the value of ether as reflected by the Index. The methodology used to calculate the Index price to value ether in determining the net asset value of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the Index is deemed inconsistent with GAAP, the Trust will utilize an alternative GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements. Creation and redemption of Baskets, the Sponsor’s Fee and other expenses borne by the Trust will be determined using the Trust’s net asset value determined daily based on the Index. Such net asset value of the Trust determined using the Index Price may differ, in some cases significantly, from the net asset value reported in the Trust’s periodic financial statements.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the value of ether and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (CBDCs). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, ether and other crypto assets as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, ether. As a result of any of the foregoing factors, the value of ether could decrease, which could adversely affect an investment in the Trust.

Prices of ether may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the ether market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of ether. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the ether market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin, and if true, there is no assurance similar dynamics would not be at work in the market for ether. There have been reports that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, including Bitfinex, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators, Tether Holdings Limited, Tether Operations Limited, Tether Limited, and Tether International Limited, in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. Bitfinex also agreed to pay the CFTC a $1.5 million fine to settle charges that Bitfinex offered off-exchange leveraged, margined, or financed transactions involving crypto assets, including ether, with U.S. customers who were not eligible contract participants and accepted funds (including in the form of Tether stablecoins) and orders in connection with such illegal off-exchange transactions, triggering an obligation to register with the CFTC, which the CFTC order asserts it violated. The CFTC previously fined Bitfinex in 2016 on similar charges. In addition, a large amount of Tether is issued as ERC-20 tokens on the Ethereum network. If Tether were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC-20 Tether transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the ether market. An affiliate of the Sponsor acts as investment manager to a Money Market Fund, the Circle Reserve Fund, which the issuer of USDC uses to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US $3.3billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares. An affiliate of the Sponsor has a minority equity interest in the issuer of USDC. Similar to Tether, a large amount of USDC is issued as ERC-20 tokens on the Ethereum network. If USDC were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC-20 USDC transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for ether. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run-on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including ether), or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, or the removal or migration of prominent stablecoins away from the Ethereum network, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the ether market, and affect the value of ether, and in turn impact an investment in the Shares.

Competition from the emergence or growth of other digital assets or methods of investing in ether could have a negative impact on the price of ether and adversely affect the value of the Shares.

As of December 31, 2024, ether was the second largest digital asset by market capitalization as tracked by CoinMarketCap.com. There are over 10,000 alternative digital assets tracked by CoinMarketCap.com, having a total market capitalization of approximately $3.26 trillion (including the approximately $401 billion market capitalization of ether), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contracts platforms rather than open platforms like the Ethereum network. Competition from the emergence or growth of alternative digital assets and smart contract platforms, such as Solana, Avalanche, Polkadot, or Cardano, could have a negative impact on the demand for, and price of, ether and thereby adversely affect the value of the Shares. If other blockchain networks with smart contracts or similar capabilities better meet the needs of users, application developers, and/or validators, whether due to higher performance or otherwise, or prove to be more popular than the Ethereum blockchain for any reason, it could lead to less activity on the Ethereum blockchain and lower demand for ether, causing the price of ether and the value of the Shares to decline.

In addition, some digital asset networks, including the Ethereum network, may be the target of ill will from users of other digital asset networks. For example, in July 2016, the Ethereum network underwent a contentious hard fork that resulted in the creation of a new digital asset network called Ethereum Classic. As a result, some users of the Ethereum Classic network may harbor ill will toward the Ethereum network. These users may attempt to negatively impact the use or adoption of the Ethereum network.

Investors may invest in ether through means other than the Shares, including through direct investments in ether and other potential financial vehicles, possibly including securities backed by or linked to ether and digital asset financial vehicles similar to the Trust, or ether futures-based products. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in ether directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of ether are formed and represent a significant proportion of the demand for ether, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding ether, could negatively affect the Index, the Trust’s ether holdings, the price of the Shares, the net asset value of the Trust and the NAV.

Additionally, the Trust and the Sponsor face competition with respect to the creation of competing exchange-traded ether products. In July 2024, the SEC approved several exchange-traded ether products and many of such products, including the Trust, could fail to acquire substantial assets, or fail to retain acquired assets due to competition and/or market conditions. The Trust’s competitors may also charge a substantially lower fee than the Sponsor’s Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position and the likelihood that the Trust will achieve initial market acceptance, and could have a detrimental effect on the scale and sustainability of the Trust. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of ether.

Risk Factors Related to the Trust and the Shares

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

A public health emergency, such as the COVID-19 pandemic, could adversely affect the economics of many nations and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the digital asset markets. For example, digital asset prices, including ether decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID-19 outbreak.

Future public health emergencies could result in an increase of the costs of the Trust and affect liquidity in the digital asset market, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of the Shares. In addition, future public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee, the Delaware Trustee and the Custodians, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the digital asset markets, which could adversely affect the value of ether and the price of the Shares.

The Trust relies on the information and technology systems of the Custodian, the Trustee, the Sponsor, the Authorized Participants, the Ether Trading Counterparties, the listing exchange, and the Trust’s other service providers and counterparties (referred to herein as the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Trust.

The Trust and the Service Providers are susceptible to operational, information security and related cybersecurity risks both directly and through their own service providers. Cyber incidents can result from deliberate attacks or unintentional events. They include, but are not limited to, gaining unauthorized access to systems, corrupting or destroying data, and causing operational disruption. Geopolitical tensions may increase the scale and sophistication of deliberate attacks, particularly those from nation-states or from entities with nation-state backing.

Cybersecurity incidents may cause disruptions and impact business operations. They may result in any of the following: financial losses (including loss or theft of Trust assets), interference with the Trust’s ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders or ether price movements, the inability of the Trust or the Service Providers to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Trust assets and transactions, Shareholder ownership of the Shares, and other data integral to the functioning of the Trust inaccessible, inaccurate or incomplete. The Trust may incur substantial costs in order to resolve or prevent cyber incidents.

The Sponsor, an indirect subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s Enterprise Risk Management (“ERM”) framework for the Trust’s cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Trust cannot control the cybersecurity plans and systems of its Service Providers. The Trust and its Shareholders could be negatively impacted as a result.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and additional expenses born by the Trust, and as a result, the value of the Shares may decrease over time.

The amount of ether represented by each Share will decrease over the life of the Trust due to the sales of ether necessary to pay the Sponsor’s Fee and other Trust expenses. Without increases in the price of ether sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

Although the Sponsor has agreed to assume all organizational and certain ordinary administrative and marketing expenses incurred by the Trust, not all Trust expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Trust’s ordinary administrative expenses, the Sponsor has agreed to pay ordinary legal fees and expenses of the Trust not in excess of $500,000 per annum. Any legal fees and expenses in excess of the amount required under the Trust Agreement are the responsibility of the Trust.

Because the Trust does not have any income, it needs to sell ether to cover the Sponsor’s Fee and expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities are sales of ether held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Sponsor will still need to sell ether to pay the Sponsor’s Fee. The result of these sales is a decrease in the amount of ether represented by each Share. New purchases of ether utilizing cash proceeds from new Shares issued by the Trust do not reverse this trend.

A decrease in the amount of ether represented by each Share results in a decrease in its price even if the price of ether has not changed. To retain the Share’s original price, the price of ether has to increase. Without that increase, the lesser amount of ether represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of ether represented by each Share, you will sustain losses on your investment in Shares.

An increase in the Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will force the Sponsor to sell larger amounts of ether, and will result in a more rapid decrease of the amount of ether represented by each Share and a corresponding decrease in its value.

The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of ether. The Trust is not actively managed and will be affected by a general decline in the price of ether.

The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of ether. The Sponsor does not actively manage the ether held by the Trust. This means that the Sponsor does not speculatively sell ether at times when its price is high or speculatively acquire ether at low prices in the expectation of future price increases. It also means the Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective. Any losses sustained by the Trust will adversely affect the value of your Shares.

An investment in the Shares deviates from a direct investment in ether.

The market value of the Shares may not have a direct relationship with the prevailing price of ether, and changes in the prevailing price of ether similarly will not necessarily result in a comparable change in the market value of the Shares. The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased ether directly. The differences in performance may be due to factors such as fees, transaction costs, operating hours of NASDAQ and index tracking risk. Investors will also forgo certain rights conferred by owning ether directly, such as the right to claim airdrops, or to participate in Staking Activities. For more information, see “–The Trust is not permitted to engage in Staking Activities, which could negatively affect the value of the Shares.”

The Trust is not permitted to engage in Staking Activities, which could negatively affect the value of the Shares.

Staking Activities refer to employing ether in actions where any portion of the Trust’s ether becomes subject to the Ethereum proof-of-stake validation or is used to earn additional ether or generate income or other earnings. Neither the Trust, nor the Sponsor, nor the Ether Custodian, nor any other person associated with the Trust will, directly or indirectly, employ the Trust’s ether in Staking Activities. Accordingly, the Trust will not earn any form of staking rewards, or income of any kind, from Staking Activities.

The inability of the Trust to participate in Staking Activities and receive such rewards could place the Shares at a comparative disadvantage relative to an investment in ether directly or through a vehicle that is not subject to such a prohibition, which could negatively affect the value of the Shares.

The value of the Shares may be influenced by a variety of factors unrelated to the value of ether.

The value of the Shares may be influenced by a variety of factors unrelated to the price of ether and the digital asset platforms included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

●

unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and redemption of the Shares in exchange for cash, offering of the Shares and storage of ether have been developed specifically for this product;

●

the Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

●

the Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s account with the Ether Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets;

●

service providers may default on or fail to perform their obligations or deliver services under their contractual agreements with the Trust, or decide to terminate their relationships with the Trust, for a variety of reasons, which could affect the Trust’s ability to operate; or

●

if the Ethereum network introduces privacy enhancing features in the future, service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Ethereum network may increase the potential for ether to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants or Ether Trading Counterparties.

In the event that one or more Authorized Participants or Ether Trading Counterparties withdraw from or cease participation in creation and redemption activity or ether transactions with the Trust for any reason, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment in Shares.

There may be situations where an Authorized Participant is unable to redeem a Basket of Shares. To the extent the value of ether decreases, these delays may result in a decrease in the amount the Authorized Participant will receive when the redemption occurs, as well as a reduction in liquidity for all Shareholders in the secondary market.

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the cash proceeds from selling the underlying amount of ether, redemptions may be suspended (i) during any period in which regular trading on NASDAQ is suspended or restricted, or the exchange is closed (other than scheduled holiday or weekend closings) or (ii) during a period when the Sponsor determines that delivery, disposal or evaluation of ether is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Execution Agent, Ether Custodian, Cash Custodian, Administrator, Ether Trading Counterparties, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, iShares order entry system, Internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Ethereum network, hacking, cybersecurity breach, or power, Internet, or Ethereum network outage, or similar event). If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of ether decreases before such Authorized Participant is able again to surrender for redemption Baskets, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

The Trust is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

●	exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports and audited financial statements in this report;

●	exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and

●

exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after its initial public offering, or until the earliest of (1) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more, (2) the date on which it has, during the previous three year period, issued more than $1 billion in non-convertible debt or (3) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after it has (A) more than $700 million in outstanding equity held by nonaffiliates, (B) been public for at least 12 months and (C) filed at least one annual report on Form 10-K.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies. However, the Trust has chosen to opt out of this extended transition period for complying with new or revised accounting standards. Section 107 of the JOBS Act provides that the decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Trust cannot predict if investors will find an investment in the Trust less attractive if it relies on these exemptions.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although Shares are listed for trading on NASDAQ, you should not assume that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).

The lack of ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.

The Trust is currently only able to accept cash purchase orders and redemption orders, which means that an Authorized Participant will deliver only cash to create Shares and will receive only cash when redeeming Shares and the Trust will choose, in its sole discretion, to enter into a transaction with an Ether Trading Counterparty or the Prime Execution Agent to buy or sell ether in exchange for cash. However, and in common with other spot ether exchange‑traded products, the Trust is not at this time able to create and redeem Shares via in-kind transactions with Authorized Participants in exchange for ether.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. There has yet to be definitive regulatory guidance on whether and how registered broker-dealers can comply with these rules with regard to transacting in or holding spot ether. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in ether under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for ether may be unable to demonstrate compliance with such requirements. While compliance with these requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. As a result, the SEC is unlikely to permit an exchange to adopt listing rules for a product if it is not clear that the exchange’s members would be able to comply with applicable rules when transacting in the product as designed. To the extent further regulatory clarity emerges, NASDAQ may seek In-Kind Regulatory Approval, to amend its listing rules to permit the Trust to create and redeem Shares through in-kind creations and redemptions, in which Authorized Participants or their designees would deposit ether directly with the Trust or receive ether directly from the Trust. However, there can be no assurance as to when such regulatory clarity will emerge, or when NASDAQ will seek or obtain this approval, if at all.

To the knowledge of the Sponsor, exchange-traded products for all spot-market commodities other than digital assets, such as gold and silver, employ in kind creations and redemptions with the underlying asset. The Sponsor believes that it is generally more efficient, and therefore less costly, for spot commodity exchange-traded products to utilize in-kind orders rather than cash orders, because there are fewer steps in the process and therefore there is less operational risk involved when an authorized participant can manage the buying and selling of the underlying asset itself, rather than depend on an unaffiliated party such as the issuer or sponsor of the exchange-traded product. As such, a spot commodity exchange-traded product that only employs cash creations and redemptions and does not permit in-kind creations and redemptions is a relatively novel product, and could be impacted by any resulting operational inefficiencies.

In particular, the Trust’s inability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial. See “—The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether and, as a result, the price of the Shares may fall or otherwise diverge from NAV.” Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders, the unavailability of Ether Trading Counterparties or the Prime Execution Agent’s services, or otherwise, it will not be possible for Authorized Participants to redeem or create Shares, in which case the arbitrage mechanism would be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s inability to facilitate in-kind creations and redemptions, and resulting reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences.

Even if In-Kind Regulatory Approval were obtained, there can be no assurance that in-kind creations or redemptions of the Shares will be available in the future, or that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of ether to and by the Ether Custodian and Prime Execution Agent) encounter any unanticipated difficulties due to, for example, the price volatility of ether, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Prime Execution Agent, Ether Custodian, Authorized Participants or Ether Trading Counterparties, the inability to perform in-kind creations and redemptions, the closing of ether trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by miners, or other problems or disruptions affecting the Ethereum network, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets (in the case of Authorized Participants) to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying ether or to engage in ether transactions (in the case of Ether Trading Counterparties or transactions facilitated by the Prime Execution Agent) may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, the Trustee may, and upon the direction of the Sponsor shall, suspend the process of creation and redemption of Baskets. During such times, trading spreads, and the resulting premium or discount, on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the Ethereum network, the processing of transactions on the Ethereum network may be disrupted, which in turn may prevent Ether Trading Counterparties from depositing or withdrawing ether from their accounts at the Prime Execution Agent, or prevent the Prime Execution Agent from facilitating ether transactions through its Coinbase Prime service, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of ether and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for ether should become relatively illiquid and thereby materially restrict opportunities for arbitraging, the price of Shares may diverge from the value of ether.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trade Credits, which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. In addition, Ether Trading Counterparties must settle ether transactions with the Trust within a contractually specified time period, subject to customary exceptions. If the Ether Trading Counterparty fails to perform its obligations within the contractually specified time period, the Trust would seek to use the Prime Execution Agent’s Coinbase Prime service or an alternate Ether Trading Counterparty to execute the ether transaction. However, the pricing or terms of the ultimate ether transaction conducted through the Prime Execution Agent’s Coinbase Prime service or an alternate Ether Trading Counterparty after the failure of the Ether Trading Counterparty to perform its obligations could deviate, potentially significantly, from the pricing or terms of the transaction that the Trust originally entered with the Ether Trading Counterparty. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying ether, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of ether, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying ether held by the Trust or sell Shares at a price lower than the value of the underlying ether held by the Trust, causing Shareholders to suffer losses. Alternatively, Authorized Participants could refrain from participating in creating and redeeming Baskets, and if not replaced, could disrupt the Trust’s ability to operate. Similarly, if Ether Trading Counterparties or the parties to transactions with the Trust through the Prime Execution Agent’s Coinbase Prime service refrain from transacting with the Trust, and if not replaced, it could disrupt the Trust’s ability to operate. The Trust expects to conduct ether purchase and sale transactions through the Prime Execution Agent’s Coinbase Prime service and with Ether Trading Counterparties. The reliance on the Prime Execution Agent’s Coinbase Prime service and Ether Trading Counterparties creates a risk that if the Prime Execution Agent’s Coinbase Prime service or trading with Ether Trading Counterparties is unavailable or disrupted for any reason, the Trust will be unable to execute ether transactions and the Trust’s creation and redemption processes will be disrupted. In addition, a failure to settle ether transactions, whether with the Ether Trading Counterparty or the Prime Execution Agent’s Coinbase Prime service, could disrupt the calculation of the Trust’s NAV or potentially cause inaccuracies in NAV calculation, which could disrupt the Trust’s operations or cause Shareholders to suffer losses.

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of shares. You will only have the limited rights contained in the Trust Agreement.

The Sponsor and the Trustee may agree to amend the Trust Agreement without the consent of the Shareholders.

The Sponsor and the Trustee may agree to amend the Trust Agreement, including to increase the Sponsor’s Fee, without Shareholder consent. The Sponsor shall determine the contents and manner of delivery of any notice of any Trust Agreement amendment. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor’s Fee (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial right of Shareholders, it will become effective for outstanding Shares 30 days after notice of such amendment is given to registered owners. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Trust Agreement as amended without specific agreement to such increase (other than through the “negative consent” procedure described above).

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not a registered investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

As the Sponsor and its management have limited history of operating investment vehicles like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

The Sponsor and its management team have a limited track record in operating investment vehicles that specifically deal with cryptoassets such as the Trust. This limited experience poses several potential risks to the effective management and operation of the Trust. Cryptoassets, such as ether, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s limited experience in this specific field may not fully equip them to navigate these complexities effectively.

The past performances of the Sponsor’s management in other investment vehicles are no indication of their ability to manage an investment vehicle such as the Trust. The unique nature of cryptoassets makes past performance an unreliable indicator of future success in this area. The crypto asset market is technology-driven and requires a deep understanding of the underlying blockchain technology and security considerations. The Sponsor’s limited experience may not fully encompass the technical expertise required to mitigate risks such as cyber threats, technological failures, or operational errors related to crypto asset transactions and custody.

Should the Sponsor and its management team’s experience prove inadequate or unsuitable for managing a crypto asset-based investment vehicle like the Trust, it could result in suboptimal decision-making, increased operational risks, and potential legal or regulatory non-compliance. These factors could adversely affect the Trust’s operations, leading to potential losses for investors or a decrease in the Trust’s overall value.

Furthermore, the Sponsor is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the Sponsor or its reputation, it could have an adverse impact on the Sponsor’s ability to continue to serve as Sponsor for the Trust.

Security threats to the Trust’s account at the Ether Custodian could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s ether held in the Trust’s account at the Ether Custodian or Trading Balance held with the Prime Execution Agent will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s ether and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Ether Custodian or Prime Execution Agent is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s ether may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or cold storage, multiple encrypted private key “shards,” and other measures, are reasonably designed to safeguard the Trust’s ether. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust and the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets. The Sponsor does not control the Ether Custodian’s or Prime Execution Agent’s operations or their implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Trust’s assets against all possible sources of theft, loss or damage. Assets not held in cold storage, such as assets held in a trading account, may be more vulnerable to security breach, hacking or loss than assets held in cold storage. Furthermore, assets held in a trading account, including the Trust’s Trading Balance (as defined below) at the Prime Execution Agent, are held on an omnibus, rather than segregated basis, which creates greater risk of loss. Even though ether is only moved into the Trading Balance in connection with and to the extent of purchases and sales of ether by the Trust and such ether is swept from the Trust’s Trading Balance to the Trust’s Vault Balance each trading day pursuant to a regular end-of-day sweep process, there are no policies that would limit the amount of ether that can be held temporarily in the Trading Balance maintained by the Prime Execution Agent. This could create greater risk of loss of the Trust’s ether, which could cause Shareholders to suffer losses. The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Ether Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account at the Ether Custodian, the relevant private keys (and therefore ether) or other data or property of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or the Ether Custodian to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Ether Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s account at the Ether Custodian could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, resulting in a reduction in the value of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

Ether transactions are irrevocable and stolen or incorrectly transferred ether may be irretrievable. As a result, any incorrectly executed ether transactions could adversely affect the value of the Shares.

Ether transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Ethereum blockchain, an incorrect transfer or theft of ether generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of ether will regularly be made to or from the Trust’s account at the Ether Custodian, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s ether could be transferred from the Trust’s account at the Ether Custodian in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset platform Huobi announced that it had sent approximately 900 bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Trust is unable to seek a corrective transaction with such third-party or is incapable of identifying the third-party which has received the Trust’s ether through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred ether. The Trust will also be unable to convert or recover its ether transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

If the Custodian Agreement, Prime Execution Agent Agreement, an Authorized Participant Agreement or Ether Trading Counterparty Agreement is terminated, or the Ether Custodian, Prime Execution Agent, an Authorized Participant or an Ether Trading Counterparty fails to provide services as required, the Trustee may need to find and appoint a replacement custodian, execution agent, authorized participant or ether trading counterparty, which could pose a challenge to the safekeeping of the Trust’s ether, the Trust’s ability to create and redeem Shares and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Ether Custodian, which is Coinbase Custody, and the Prime Execution Agent, Coinbase Inc. to operate. Coinbase Custody performs essential functions in terms of safekeeping the Trust’s ether in the Vault Balance, and its affiliate, Coinbase Inc., in its capacity as Prime Execution Agent, facilitates the buying and selling of ether by the Trust in connection with cash creations and redemptions, the selling of ether to pay the Sponsor’s Fee, any other Trust expenses, to the extent applicable, and in extraordinary circumstances, to liquidate the Trust’s ether. If Coinbase Custody or Coinbase Inc. fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

On March 22, 2023, the Prime Execution Agent and its parent, Coinbase Global, Inc. (such parent, “Coinbase Global” and together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. The SEC’s complaint against the Relevant Coinbase Entities does not allege that ether is a security, nor does it allege that Coinbase Inc’s activities involving ether caused the alleged registration violations, and the Ether Custodian was not named as a defendant. The SEC’s complaint seeks a permanent injunction against the Relevant Coinbase Entities to prevent them from violations of the Exchange Act or Securities Act, disgorgement, civil monetary penalties, and such other relief as the court deems appropriate or necessary. Coinbase Inc., as Prime Execution Agent, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide services to the Trust could be affected. If the Prime Execution Agent were to be required or choose, as a result of a regulatory action (including, for example, the litigation initiated by the SEC), to restrict or curtail the services it offers, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares. While the Ether Custodian is not named in the complaint, if Coinbase Global, as the parent of the Ether Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Trust, or its financial condition is negatively affected, it could negatively affect the Trust’s ability to operate. Alternatively, the Trustee could decide to replace Coinbase Custody as the Ether Custodian with custody of the Trust’s ether, pursuant to the Custodian Agreement. Similarly, Coinbase Custody or Coinbase Inc. could terminate services under the Custodian Agreement or the Amended and Restated Coinbase Prime Broker Agreement (the “Prime Execution Agent Agreement”) respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause (a “Termination for Cause” is defined in the Custodian Agreement as (i) the Trust materially breaching any provision of the Custodian Agreement; (ii) the Trust becomes bankrupt or insolvent; or (iii) the Trust fails to pay and settle in full its obligations to Coinbase Custody’s affiliate, the Trade Credit Lender (as defined below), which may, from time to time, provide financing to the Trust in the form of Trade Credits). Transferring maintenance responsibilities of the Trust’s account at the Ether Custodian to another custodian will likely be complex and could subject the Trust’s ether to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. As Prime Execution Agent, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Execution Agent. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc, (b) the Trust has engaged in unlawful or abusive activities or fraud, (c) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit (as defined below) that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (d) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Also, if Coinbase Custody or Coinbase Inc. become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Trust, or abruptly discontinue the services they provide to the Trust for any reason, the Trust’s operations including its creation and redemption processes would be adversely affected.

The Trustee may not be able to find a party willing to serve as the custodian of the Trust’s ether or as the Trust’s prime execution agent under the same terms as the current Custodian Agreement or Prime Execution Agent Agreement or at all. To the extent that Trustee is not able to find a suitable party willing to serve as the custodian or prime execution agent, the Trustee may be required to terminate the Trust and liquidate the Trust’s ether. In addition, to the extent that the Trustee finds a suitable party but must enter into a modified Custodian Agreement or Prime Execution Agent Agreement that is less favorable for the Trust or Trustee, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime execution agent, its operations could be adversely affected.

Similarly, if an Authorized Participant or an Ether Trading Counterparty suffers insolvency, business failure or interruption, default, failure to perform, security breach, or in certain circumstances a force majeure event or if an Authorized Participant or an Ether Trading Counterparty chooses not to participate in the creation and redemption process of the Trust, and the Trust is unable to engage replacement Authorized Participants or Ether Trading Counterparties or access alternative services on commercially acceptable terms or at all, then the creation and redemption process of the Trust, the arbitrage mechanism used to keep the Shares in line with the NAV and the Trust’s operations generally could be negatively affected.

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Trust, Delaware Trustee, Sponsor, Trust Administrator, Cash Custodian, Prime Execution Agent and Ether Custodian expose the Trust and its Shareholders to the risk of loss of the Trust’s ether for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s ether. Coinbase Global maintains a commercial crime insurance policy of up to $320 million, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Ether Custodian and the Prime Execution Agent (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by the Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Trust or to customers holding ether with the Ether Custodian or Prime Execution Agent and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the digital asset insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Trust. While the Ether Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Ether Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. Furthermore, under the Custodian Agreement, the Ether Custodian’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of ether, or fraud or willful misconduct, the Mutually Capped Liabilities (defined below), the Ether Custodian’s aggregate liability under the Custodian Agreement shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Ether Custodian in the 12 months prior to the event giving rise to the Ether Custodian’s liability, and (B) the value of the affected ether or cash giving rise to the Ether Custodian’s liability; (ii) the Ether Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iii) in respect of the Ether Custodian’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Ether Custodian’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, or violation of any law, rule or regulation with respect to the provision of its services (the “Mutually Capped Liabilities”), the Ether Custodian’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Ether Custodian in the 12 months prior to the event giving rise to the Ether Custodian’s liability; and (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Ether Custodian is not liable, even if the Ether Custodian has been advised of or knew or should have known of the possibility thereof. In general, the Ether Custodian is not liable under the Custodian Agreement unless in the event of its negligence, fraud, material violation of applicable law or willful misconduct. The Ether Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Ether Custodian. In the event of potential losses incurred by the Trust as a result of the Ether Custodian losing control of the Trust’s ether or failing to properly execute instructions on behalf of the Trust, the Ether Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Ether Custodian directly caused such losses. Furthermore, the insurance maintained by the Ether Custodian may be insufficient to cover its liabilities to the Trust.

Similarly, under the Prime Execution Agent Agreement, the Prime Execution Agent’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of ether, or fraud or willful misconduct, or the PB Mutually Capped Liabilities (defined below), the Prime Execution Agent’s aggregate liability shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Prime Execution Agent in the 12 months prior to the event giving rise to the Prime Execution Agent’s liability, and (B) the value of the cash or affected ether giving rise to the Prime Execution Agent’s liability; (ii) in respect of the Prime Execution Agent’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Prime Execution Agent’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, violation of any law, rule or regulation with respect to the provision of its services, or the full amount of the Trust’s assets lost due to the insolvency of or security event at a Connected Trading Venue (as defined below) (the “PB Mutually Capped Liabilities”), the Prime Execution Agent’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Prime Execution Agent in the 12 months prior to the event giving rise to the Prime Execution Agent’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Execution Agent is not liable, even if the Prime Execution Agent has been advised of or knew or should have known of the possibility thereof. In general, with limited exceptions (such as for failing to execute an order), the Prime Execution Agent is not liable under the Prime Execution Agent Agreement unless in the event of its gross negligence, fraud, material violation of applicable law or willful misconduct. The Prime Execution Agent is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Execution Agent. These and the other limitations on the Prime Execution Agent’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Execution Agent directly caused such losses. Both the Trust and the Prime Execution Agent and its affiliates (including the Ether Custodian) are required to indemnify each other under certain circumstances.

Moreover, in the event of an insolvency or bankruptcy of the Prime Execution Agent (in the case of the Trading Balance) or the Ether Custodian (in the case of the Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Ether Custodian or Prime Execution Agent in the digital asset industry, there is a risk that customers’ assets – including the Trust’s assets – may be considered the property of the bankruptcy estate of the Prime Execution Agent (in the case of the Trading Balance) or the Ether Custodian (in the case of the Vault Balance), and customers – including the Trust – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Custodian Agreement contains an agreement by the parties to treat the ether credited to the Trust’s Vault Balance as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Ether Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Ether Custodian’s parent, Coinbase Global, has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Ether Custodian became subject to insolvency proceedings and a court were to rule that the custodied ether were part of the Ether Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Ether Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Ether Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Ether Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

With respect to the Prime Execution Agent Agreement, there is a risk that the Trading Balance, in which the Trust’s ether and cash is held in omnibus accounts by the Prime Execution Agent (in the latter case, as described below in “—Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust”), could be considered part of the Prime Execution Agent’s bankruptcy estate in the event of the Prime Execution Agent’s bankruptcy. The Prime Execution Agent Agreement contains an Article 8 opt-in clause with respect to the Trust’s assets held in the Trading Balance. The Prime Execution Agent is not required to hold any of the ether or cash in the Trust’s Trading Balance in segregation. Within the Trading Balance, the Prime Execution Agent Agreement provides that the Trust does not have an identifiable claim to any particular ether (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the ether (and cash) the Prime Execution Agent has allocated to the omnibus wallets the Prime Execution Agent holds, as well as the accounts in the Prime Execution Agent’s name that the Prime Execution Agent maintains at Connected Trading Venues (the “Connected Trading Venue”) (which are typically held on an omnibus, rather than segregated, basis). If the Prime Execution Agent suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Balance could be considered part of the Prime Execution Agent’s bankruptcy estate and the Trust could be treated as a general unsecured creditor of the Prime Execution Agent, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Execution Agent, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Execution Agent, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares. There are no policies that would limit the amount of ether that can be held temporarily in the Trading Balance maintained by the Prime Execution Agent.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of ether by the Ether Custodian or Prime Execution Agent, absent willful misconduct, gross negligence, reckless disregard or bad faith on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of ether by the Ether Custodian or Prime Execution Agent, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of ether or the provision of instructions relating to the movement of ether, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates (including, among others, BlackRock), nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Ether Custodian and Prime Execution Agent. The Prime Execution Agent Agreement and Custodian Agreement provide that neither the Sponsor, the Trustee, nor their affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any the Trust’s obligations, agreements, representations or warranties under the Prime Execution Agent Agreement or Custodian Agreement or any transaction thereunder. Consequently, a loss may be suffered with respect to the Trust’s ether that is not covered by the Ether Custodian’s insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

If the Trade Credits are not available or become exhausted, the Trust may face delays in buying or selling ether that may adversely impact Shareholders; if the Trust does not repay the Trade Credits on time, its assets may be liquidated by the Trade Credit Lender and its affiliates.

To avoid having to pre-fund purchases or sales of ether in connection with cash creations and redemptions and sales of ether to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may borrow ether or cash as Trade Credit from the Trade Credit Lender on a short-term basis pursuant to the Trade Financing Agreement. The Trade Credit Lender is only required to extend Trade Credits to the Trust to the extent such ether or cash is actually available to the Trade Credit Lender. To the extent that Trade Credits are not available or become exhausted or the Trust decides to pre-fund purchases or sales of ether in connection with cash creations and redemptions, (1) there may be delays in the buying and selling of ether related to cash creations and redemptions or the selling of ether related to paying the Sponsor’s Fee and any other Trust expenses, to the extent applicable, (2) Trust assets may be held in the Trading Balance for a longer duration than if Trade Credits were available, and (3) the execution price associated with such trades may deviate significantly from the Index price used to determine the net asset value of the Trust. To the extent that the execution price for purchases and sales of ether related to creations and redemptions and sales of ether in connection with paying the Sponsor’s Fee and any other Trust expenses deviate significantly from the Index price used to determine the net asset value of the Trust, the Shareholders may be negatively impacted because the added costs of such price deviations would be incurred by the Authorized Participants and may be passed onto the Shareholders in the secondary market. Moreover, this risk factor relating to the unavailability or exhaustion of the Trade Credits should be interpreted as a heightened risk as a result of the Trust being required to conduct cash creations and redemptions in lieu of in-kind creations and redemptions.

The Trust generally must repay Trade Credits by 6:00 p.m. ET (the “Settlement Deadline”) on the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Trust (or, if such day is not a business day, on the next business day). Pursuant to the Trade Financing Agreement, the Trust has granted a security interest, lien on, and right of set off against all of the Trust’s right, title and interest, in the Trust’s Trading Balance and Vault Balance established pursuant to the Prime Execution Agent Agreement and Custodian Agreement, in order to secure the repayment by the Trust of the Trade Credits to the Trade Credit Lender. Upon a Termination for Cause, as defined in the Prime Execution Agent Agreement, which includes a failure by the Trust to pay and settle in full its obligations to the Trade Credit Lender in respect of the financing it provides to the Trust in the form of Trade Credits, the Ether Custodian and the Prime Execution Agent have agreed to comply with instructions from the Trade Credit Lender with respect to the disposition of the assets in the Trust’s Vault Balance and Trading Balance respectively without further consent by the Trust. If the Trust fails to repay the Trade Credits to the Trade Credit Lender on time and in full, the Trade Credit Lender can take control of the Trust’s assets and liquidate them to repay the Trade Credit debt owed by the Trust to the Trade Credit Lender.

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

The Prime Execution Agent facilitates the buying and selling or settlement of ether by the Trust in connection with cash creations and redemptions between the Trust and the Authorized Participants, and the sale of ether to pay the Sponsor’s Fee, any other Trust expenses, to the extent applicable, and in extraordinary circumstances, to effect the liquidation of the Trust’s ether. The Prime Execution Agent relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of ether. In particular, the Prime Execution Agent has disclosed that customer cash held by the Prime Execution Agent, including the cash associated with the Trust’s Trading Balance, is held in one or more banks’ accounts for the benefit of the Prime Execution Agent’s customers, or in money market funds in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service), provided that such investments are held in accounts in Coinbase’s name for the benefit of customers and are permitted and held in accordance with state money transmitter laws (“Money Market Funds”). The Prime Execution Agent has represented to the Sponsor that it has implemented the following policy with respect to the cash associated with the Trust’s Trading Balance. First any cash related to the Trust’s purchase or sale of ether will be held in an omnibus account in the Prime Execution Agent’s name for the benefit of (“FBO”) its customers at each of multiple FDIC-insured banks (an “FBO Account”), or in a Money Market Fund. The amount of Trust cash held at each FBO Account shall be in an amount at each bank that is the lower of (i) the FDIC insurance limit for deposit insurance and (ii) any bank-specific limit set by the Prime Execution Agent for the applicable bank. Deposit insurance does not apply to cash held in a Money Market Fund. The Prime Execution Agent has agreed to title the accounts in a manner designed to enable receipt of FDIC deposit insurance where applicable on a pass-through basis, but it does not guarantee that pass-through insurance will apply since such insurance is dependent on the compliance of the bank. Second, to the extent the Trust’s cash in the Trading Balance in aggregate exceeds the amounts that can be maintained at the banks on the foregoing basis, the Prime Execution Agent has represented that it currently conducts an overnight sweep of the excess into U.S. government Money Market Funds. The Sponsor has not independently verified the Prime Execution Agent’s representations. To the extent that the Prime Execution Agent faces difficulty establishing or maintaining banking relationships, the loss of the Prime Execution Agent’s banking partners or the imposition of operational restrictions by these banking partners and the inability for the Prime Execution Agent to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Prime Execution Agent could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Prime Execution Agent is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Prime Execution Agent holds customer cash, including the cash associated with the Trust’s Trading Balance (which is used by the Prime Execution Agent to move cash flows associated with the Trust’s orders to sell ether in connection with payment of the Sponsor’s Fee, and to the extent applicable, other Trust expenses), fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank, (“SVB”), was closed by the DFPI, which appointed the FDIC, as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the Department of the Treasury, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

The Prime Execution Agent has historically maintained banking relationships with Silvergate Bank and Signature Bank. While the Sponsor does not believe there is a direct risk to the Trust’s assets from the failures of Silvergate Bank or Signature Bank, in the future, changing circumstances and market conditions, some of which may be beyond the Trust’s or the Sponsor’s control, could impair the Trust’s ability to access the Trust’s cash held with the Prime Execution Agent in the Trust’s Trading Balance or associated with the Trust’s orders to sell ether in connection with payment of the Sponsor’s Fee, and to the extent applicable, other Trust expenses. If the Prime Execution Agent were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Execution Agent’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank at which the Prime Execution Agent maintains customer cash, in the Trust’s Trading Balance associated with the Trust’s orders to sell ether in connection with payment of the Sponsor’s Fee, and to the extent applicable, other Trust expenses, could result in losses to the Trust, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Execution Agent is subject or other potential protections. Although the Prime Execution Agent has made certain representations to the Sponsor regarding the Prime Execution Agent’s maintenance of records in a manner reasonably designed to qualify for FDIC insurance on a pass-through basis in connection with the accounts in which the Prime Execution Agent maintains cash on behalf of its customers (including the Trust), there can be no assurance that such pass-through insurance will ultimately be made available. In addition, the Trust may maintain cash balances with the Prime Execution Agent that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Prime Execution Agent at Money Market Funds and subject to the attendant risks (e.g., “breaking the buck”). As a result, the Trust could suffer losses.

The Prime Execution Agent routes orders through Connected Trading Venues in connection with trading services under the Prime Execution Agent Agreement. The loss or failure of any such Connected Trading Venues may adversely affect the Prime Execution Agent’s business and cause losses for the Trust.

In connection with trading services under the Prime Execution Agent Agreement, the Prime Execution Agent routinely routes customer orders to Connected Trading Venues, which are third-party platforms or other trading venues (including the trading venue operated by the Prime Execution Agent). In connection with these activities, the Prime Execution Agent may hold ether with such Connected Trading Venues in order to effect customer orders, including the Trust’s orders. However, the Prime Execution Agent has represented to the Sponsor that no customer cash is held at Connected Trading Venues. If the Prime Execution Agent were to experience a disruption in the Prime Execution Agent’s access to these Connected Trading Venues, the Prime Execution Agent’s trading services under the Prime Execution Agent Agreement could be adversely affected to the extent that the Prime Execution Agent is limited in its ability to execute order flow for its customers, including the Trust. In addition, while the Prime Execution Agent has policies and procedures to help mitigate the Prime Execution Agent’s risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Prime Execution Agent might not be able to fully recover the customer’s ether that the Prime Execution Agent has deposited with these third parties. As a result, the Prime Execution Agent’s business, operating results and financial condition could be adversely affected, potentially resulting in its failure to provide services to the Trust or perform its obligations under the Prime Execution Agent Agreement, and the Trust could suffer resulting losses or disruptions to its operations. The failure of a Connected Trading Venue at which the Prime Execution Agent maintains customer ether, including ether associated with the Trust, could result in losses to the Trust, notwithstanding the regulatory requirements to which the Prime Execution Agent is subject or other potential protections.

The Trust may be required, or the Sponsor may deem it appropriate, to terminate and liquidate at a time that is disadvantageous to Shareholders.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust.

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when the actual exchange rate of ether at such time is lower than the Index was at the time when Shareholders purchased their Shares. In such a case, when the Trust’s ether is sold as part of its liquidation, the resulting proceeds distributed to Shareholders will be less than if the actual exchange rate at such time were higher at the time of sale.

The Trust Agreement includes provisions that limit Shareholders’ voting rights and restrict Shareholders’ right to bring a derivative action.

Under the Trust Agreement, Shareholders generally have no voting rights, and the Trust will not have regular Shareholder meetings. Shareholders take no part in the management or control of the Trust. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The shareholders’ limited voting rights give almost all control under the Trust Agreement to the Sponsor and the Trustee. The Sponsor may take actions in the operation of the Trust that may be adverse to the interests of Shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless (a) two or more Shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement) of one another and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding, and (b) (i) prior to bringing such action, the Shareholder must make a demand upon the Trustee to bring the subject action unless an effort to cause the Trustee to bring such an action is not likely to succeed; and a demand on the Trustee shall only be deemed not likely to succeed and therefore excused if the Trustee has a personal financial interest in the transaction at issue, and the Trustee shall not be deemed interested in a transaction or otherwise disqualified from ruling on the merits of a Shareholder demand by virtue of the fact that the Trustee receives remuneration for its service as the Trustee or as a trustee or director of one or more investment companies that are under common management with or otherwise affiliated with the Trust; and (ii) unless a demand is not required under clause (i) of this paragraph, the Trustee must be afforded a reasonable amount of time to consider such Shareholder request and to investigate the basis of such claim; and the Trustee shall be entitled to retain counsel or other advisors in considering the merits of the request and may require an undertaking by the Shareholder making such request to reimburse the Trust for the expense of any such advisors in the event that the Trustee determines not to bring such action.

Due to this additional requirement, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court. Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

The non-exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Trust Agreement may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Trust Agreement provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the non-exclusive jurisdiction for any claims, suits, actions or proceedings, provided that causes of actions for violations of the Exchange Act or the Securities Act will not be governed by the non-exclusive jurisdiction provision of the Trust Agreement. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholder could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Trust Agreement also waives the right to trial by jury in any such claim, suit, action or proceeding, provided that causes of actions for violations of the Exchange Act or the Securities Act will not be governed by the waiver of the right to trial by jury provision of the Trust Agreement. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

The Sponsor is solely responsible for determining the value of the net asset value of the Trust and NAV, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor has the exclusive authority to determine the net asset value of the Trust and the NAV, which it has delegated to the Trustee under the Trust Agreement. The Trustee has delegated to the Trust Administrator the responsibility to calculate the net asset value of the Trust and the NAV, based on a pricing source selected by the Trustee. The Trust Administrator determines the net asset value of the Trust and NAV as of 4:00 p.m. ET, on each Business Day, as soon as practicable after that time. The Trust Administrator’s determination is made utilizing data from the operations of the Trust and the Index, calculated at 4:00 p.m. ET, on such day. If the Trustee determines in good faith that the Index does not reflect an accurate ether price, then the Trustee will instruct the Trust Administrator to employ an alternative method to determine the fair value of the Trust’s assets. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. The Trust Administrator may calculate the Index in a manner that ultimately inaccurately reflects the price of ether. To the extent that the net asset value of the Trust, NAV, the Index, or the Trustee’s, the Trust Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor, the Trust Administrator nor the Trustee may be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index or other valuation method used to calculate the net asset value of the Trust. Any such change in the Index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

To the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP, the Trust’s periodic financial statements may not utilize the Trust’s net asset value or NAV. The Trust’s periodic financial statements will be prepared in accordance with GAAP, including ASC Topic 820, and utilize an exchange-traded price from the Trust’s principal market for ether as of 11:59 p.m. ET on the Trust’s financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements. To the extent that such valuation sources and policies used to prepare the Trust’s financial statements result in an inaccurate price, the value of the Shares could be adversely affected and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the valuation method used to calculate the net asset value to be reported in the Trust’s financial statements. Any such change in such valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed ordinary course operational and periodic expenses of the Trust, with the exception of those described in “Business of the Trust—Trust Expenses.” Expenses incurred by the Trust but not assumed by the Sponsor, such as, among others, taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders; or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell ether held by the Trust or (ii) deliver ether in-kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of ether at a time when the trading prices for those assets are depressed. The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

●

The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the prices of ether. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s ether may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.

●

Because the Trust does not generate any income, every time that the Trust pays expenses, it will deliver ether to the Sponsor or sell ether. Any sales of the Trust’s assets in connection with the payment of expenses will decrease the amount of the Trust’s assets represented by each Share each time its assets are sold or transferred to the Sponsor.

The Trust’s delivery or sale of ether to pay expenses or other operations of the Trust could result in Shareholders incurring tax liability without an associated distribution from the Trust.

Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery of ether by the Trust to pay the Sponsor’s Fee or other expenses and each sale of ether by the Trust to pay Trust expenses not assumed by the Sponsor will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Delaware Trustee, the Trust Administrator, the Ether Custodian or the Cash Custodian under the Trust Documents.

Under the Trust Agreement and the Trust agreements with its service providers (“Trust Documents”) each of the Sponsor, the Trustee, the Delaware Trustee, the Trust Administrator and the Custodians has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without, depending on the applicable Trust Document, gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Delaware Trustee, the Trust Administrator, or the Custodians may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the ether holdings of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding ether. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of ethe. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its ether. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its ether. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Risk Factors Related to the Regulation of the Trust and the Shares

Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of ether or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of ether, validator activity, digital wallets, the provision of services related to trading and custodying ether, the operation of the Ethereum network, or the digital asset markets generally.

There is a lack of consensus regarding the regulation of digital assets, including ether, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ether in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

US federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including ether and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. We cannot predict how these and other related events will affect us or the crypto asset business.

President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and ether held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti‑money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti‑money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset platform, for similar violations. The requirement that exchangers that do business in the United States register with FinCEN and comply with anti‑money laundering regulations may increase the cost of buying and selling ether and therefore may adversely affect the price of ether and an investment in the Shares.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses, including addresses on the Ethereum network, to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether ether that has been associated with such addresses in the past can be easily sold. This “tainted” ether may trade at a substantial discount to untainted ether. Reduced fungibility in the ether markets may reduce the liquidity of ether and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of ether and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Ethereum network was to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs, and other technologies that could enhance privacy have been discussed by participants in the Ethereum network. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Ethereum network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions – such as many virtual currency exchanges, or the Trust’s service providers, such as the Prime Execution Agent or Cash Custodian – to reduce support for or cease offering services for ether or to the Trust, which could impair the utility of ether, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations.

A determination that ether or any other digital asset is a “security” may adversely affect the value of ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements made in the past by senior officials at the SEC and endorsed by its previous Chairman in a letter to a member of Congress appeared to indicate that the SEC did not consider ether to be a security at that time. However, a recent federal court decision ruled that the SEC has not to date issued a definitive statement of its position on whether ether is a security for purposes of federal law. HODL Law, PLLC v. Securities and Exchange Commission, Case No. 22‑cv‑1832‑LJLB, 2023 WL 4852322 (Jul. 28, 2023), at *6. The SEC staff has reportedly provided informal assurances in the past to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. The CFTC has for years considered ether to be a commodity subject to its regulatory jurisdiction, and ether futures have been listed for years on CFTC-regulated exchanges while cleared ether swaps have been listed for trading on CFTC‑regulated swap execution facilities not registered with the SEC without being deemed “mixed swaps” subject to joint CFTC and SEC jurisdiction to the Sponsor’s knowledge.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

As part of determining whether ether is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of ether as a security (or not). Finally, the Sponsor discusses the security status of ether with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in making a good faith determination that it believes ether is not presently a security under federal law in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that ether may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

The Sponsor may dissolve the Trust if the Sponsor determines ether is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, and because the SEC has not taken a definitive position, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s ether is not a security, the Sponsor does not intend to dissolve the Trust on the basis that ether could at some future point be determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that ether is a security, or a court decision to that effect would be expected to have an immediate material adverse impact on the trading value of ether, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. The New York Attorney General alleged in a lawsuit filed in March 2023 that ether was a security under New York and federal securities law and that a crypto asset platform that deals in ether, unlawfully failed to register as a securities dealer under New York state law. However, the New York Attorney General alleged in the alternative in the same case that ether was a commodity under both New York state and federal law.

If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

In addition, if ether is determined to be a security, the Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. The sponsor of the Grayscale XRP Trust subsequently dissolved this trust and liquidated its assets. If the SEC or a federal court were to determine that ether is a security, it is likely that the value of the Shares would decline significantly, and that the Trust itself may be terminated and, if practical, its assets liquidated.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new and does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of ether and therefore the value of the Shares.

Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the digital asset platform market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the Ethereum network), the digital asset markets (including the ether market), and their users, particularly digital asset platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict manufacturers’ ability to produce or sell semiconductors or hard drives in connection with ether validating, it would have a material adverse effect on digital asset networks (including the Ethereum network), the digital asset market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in crypto assets illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), has made its way through the House of Commons and is expected to work through the House of Lords and become law in 2023. The FSMB would bring digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA passed the European Parliament in 2023 and will apply from 2024. Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of ether. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Trust or ether is impossible to predict, and such change could be substantial and adverse to the Trust and the value of the Shares.

If regulators subject the Trust, the Trustee, the Sponsor or Ether Trading Counterparties to regulation as a money services business or money transmitter, this could result in extraordinary expenses to the Trust, the Trustee, the Sponsor or the Ether Trading Counterparties and also result in decreased liquidity for the Shares.

To the extent that the activities of the Trust, the Trustee, the Sponsor or Ether Trading Counterparties cause it to be deemed an MSB under the regulations promulgated by FinCEN, the Trust, the Trustee, the Sponsor or the Ether Trading Counterparties may be required to comply with FinCEN regulations, make certain reports to FinCEN and maintain certain records. Similarly, the activities of the Trust, the Trustee, the Sponsor or Ether Trading Counterparties may require it to be licensed as a money transmitter or as a digital asset business, such as under the New York State Department of Financial Services’ BitLicense regulation.

Such additional regulatory obligations may cause the Trust, the Trustee, the Sponsor or Ether Trading Counterparties to incur extraordinary expenses. If the Trust, the Trustee, the Sponsor or the Ether Trading Counterparties decided to seek the required licenses, there is no guarantee that they will timely receive them. The Trustee may decide to discontinue and wind up the Trust. A dissolution of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders. An Ether Trading Counterparty may also instead decide to terminate its role as an Ether Trading Counterparty of the Trust, which may decrease the liquidity of the Shares.

Additionally, to the extent the Trust, the Trustee, the Sponsor or Ether Trading Counterparties are found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust, the Trustee, the Sponsor or the Ether Trading Counterparties and have a material adverse effect on the price of the Shares. Although Ether Trading Counterparties represent to the Trust that they have obtained all necessary governmental licenses and approvals and have consulted their own counsel in connection with the activities contemplated by the Ether Trading Counterparty Agreements, if such representations prove inaccurate, such Ether Trading Counterparties may suffer adverse consequences and be unable to perform their obligations or engage in ether transactions with the Trust, or the Trust’s operations could be adversely affected and decreased liquidity for the Shares or losses for Shareholders could result.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Ethereum blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Ethereum network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset mixing application consisting of a website, user interface and smart contracts designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in CVC transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN’s rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money laundering, sanctions evasion and weapons of mass destruction proliferation. Given that the Ethereum network is global and anyone can validate transactions or program dApps or smart contracts that will operate and record transactions on the Ethereum blockchain, and the fact that their operators, creators or programmers sometimes remain anonymous, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so. On November 26, 2024, the United States Court of Appeals for the Fifth Circuit overturned sanctions against Tornado Cash;  however, the U.S. government is expected to continue attempts to combat illicit financing risks posed by emerging technologies like ether.

The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, or a digital asset, or prominent dApp or smart contract or network participant, such as validators or users, were associated with bad actors or illicit activity, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned or similar occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust, the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for ether. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust, the Sponsor or the Trustee or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

The Trust and affiliates of the indirect parent of the Sponsor (“BlackRock”) have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know your customer laws and regulations. The Sponsor and the Trust will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a thorough due diligence process and or a thorough know your customer process, such as the Authorized Participants, Ether Trading Counterparties, Prime Execution Agent and Ether Custodian. The Prime Execution Agent and Ether Custodian must undergo counterparty due diligence by BlackRock. Each Authorized Participant must undergo onboarding by BlackRock prior to placing creation or redemption orders with respect to the Trust. Each Ether Trading Counterparty must undergo onboarding by BlackRock prior to entering into ether transactions with the Trust. Each Ether Trading Counterparty who deposits ether as part of a purchase made by the Trust in connection with a cash creation or receives ether from the Trust as part of a sale made by the Trust in connection with a cash redemption must establish an account - and transfer or receive such ether through such account - at the Prime Execution Agent. When trading through the Prime Execution Agent acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement, the ether delivered to the Trust is delivered through execution with the Prime Execution Agent. As a result, the Sponsor and the Trust have instituted procedures reasonably designed to ensure that a situation would not arise where the Trust would engage in transactions with a counterparty whose identity the Sponsor and the Trust did not know.

Furthermore, Authorized Participants, as broker-dealers, and the Prime Execution Agent and Ether Custodian, as an entity licensed to conduct virtual currency business activity by the New York Department of Financial Services and a limited purpose trust company subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Trust will only accept creation and redemption requests from Authorized Participants and trade with Ether Trading Counterparties who have represented to the Trust that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. In addition, with respect to all ether delivered by the Ether Trading Counterparties, such Ether Trading Counterparties must represent to the Trust that they will form a reasonable belief (i) as to the identities of, and conduct necessary diligence with respect to, any counterparties from whom such party obtains ether being transferred and (ii) that such ether being transferred by such party to the Trust were not derived from, or associated with, unlawful or criminal activity. The Trust will not hold any ether except those that have been delivered by Ether Trading Counterparties or by execution through the Prime Execution Agent, in connection with Authorized Participant creation requests. Moreover, the Prime Execution Agent has represented to the Trust that it has implemented and will maintain and follow compliance programs that are designed to comply with applicable sanctions and anti-money laundering laws and that it performs both initial and ongoing due diligence on each of its customers as well as ongoing transaction monitoring that is designed to identify and report suspicious activity conducted through customer accounts opened at the Prime Execution Agent, including any opened by the Trust’s counterparties for purposes of facilitating ether deposits to and withdrawals from, the Trust’s Trading Balance, as required by law.

The Prime Execution Agent, Ether Custodian and Ether Trading Counterparties have adopted and implemented anti-money laundering and sanctions compliance programs, which provides additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, every Ether Trading Counterparty must establish an account at the Prime Execution Agent through which the Ether Trading Counterparty transfers ether to the Trust during a purchase order or receives ether from the Trust in connection with a redemption order. The Prime Execution Agent performs screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Prime Execution Agent’s blockchain analytics screening program, any ether that is delivered to the Trust’s account will undergo screening designed to assess whether the origins of that ether are illicit.

The Prime Execution Agent Agreement provides, among others, that if the Prime Execution Agent conducts blockchain analytics screening on an ether transaction deposited by an Authorized Participant and such screening results in the ether transaction being suspected or determined to be in violation of certain applicable sanctions laws, the Prime Execution Agent and its affiliates, including the Ether Custodian, will (a) block or reject the deposit of such ether into a customer account of the Trust’s counterparties, where required by applicable sanctions laws, and (b) agree to promptly inform the Trust if any fund movement between a customer account of the Trust’s counterparties at the Prime Execution Agent and the Trust’s account(s) involves such ether, so long as permitted by applicable law. However, there is no guarantee that such procedures will always prove to be effective or that the Prime Execution Agent and its affiliates will always perform their obligations. Such screening may also result in the ether identified by such screening being blocked or frozen by the Prime Execution Agent, and thus made unavailable to the Trust. Moreover, the Prime Execution Agent Agreement and Custodian Agreement require the Trust to attest that it has performed its own due diligence on the Authorized Participants it has contracted with to source ether from and has confirmed that the Authorized Participants and Ether Trading Counterparties, as applicable, have implemented policies, procedures and controls designed to comply with applicable anti-money laundering and applicable sanctions laws. Although the Trust arranges for such diligence to be performed, including by the Trust’s service providers, including the Sponsor or the Trustee or their affiliates, there is no guarantee such diligence will prove effective in identifying all possible sources of illicit financing risks. Ether Trading Counterparties represent to the Trust that they conduct due diligence on their own counterparties from whom they source the ether they deposit with the Trust in creation baskets, and that they have formed a reasonable belief that such ether being transferred by the Ether Trading Counterparty to the Trust were not derived from, or associated with, unlawful or criminal activity. However, there is the risk that Ether Trading Counterparties may not conduct sufficient due diligence processes on the sources of their ether or that their representations to the Trust may turn out to be inaccurate, which could cause the Trust to suffer a loss. If the Authorized Participants or Ether Trading Counterparties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s procedures or diligence prove to be ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Execution Agent and its affiliates, including the Ether Custodian, under the Prime Execution Agent Agreement and Custodian Agreement, or the Trust’s other service providers and counterparties. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

Regulatory changes or interpretations could obligate the Trust, the Trustee or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which ether is treated. In particular, ether may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. The Sponsor, the Trustee and the Trust cannot be certain as to how future regulatory developments will impact the treatment of ether under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Trustee decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

To the extent that ether is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust, the Trustee and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor or the Trustee may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association (“NFA”) and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor or the Trustee determines not to comply with such additional regulatory and registration requirements, the Trustee will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ether at a time that is disadvantageous to Shareholders.

To the extent that ether is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust, the Trustee and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor or the Trustee may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor or the Trustee determines not to comply with such additional regulatory and registration requirements, the Trustee will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ether at a time that is disadvantageous to Shareholders.

The SEC has recently proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 406(4)-2 to cover all digital assets, including ether, and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including ether. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the Ether Custodian and Prime Execution Agent. It is possible that such amendments, if adopted, could prevent the Ether Custodian and Prime Execution Agent from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements under the Custodian Agreement and Prime Execution Agent Agreement, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the Ether Custodian and Prime Execution Agent currently play, the Trust’s operations (including in relation to creations and redemptions of Baskets and the holding of ether) could be negatively affected, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Trust could be affected.

Further, the proposed amendments could have a severe negative impact on the price of ether and therefore the value of the Shares if enacted, by, among other things, making it more difficult for investors to gain access to ether, or causing certain holders of ether to sell their holdings.

The treatment of the Trust for U.S. federal income tax purposes is uncertain.

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

The Trust may take certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Digital Asset. If the IRS were to disagree with, and successfully challenge any of these positions the Trust might not qualify as a grantor trust. In addition, the Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset if there are future regulatory developments that would make it feasible for the Trust to retain those assets. If the Trust were treated as owning any asset other than ether (and/or incidental cash) as of any date on which it creates or redeems Shares, it may cease to qualify as a grantor trust for U.S. federal income tax purposes. Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss and (in certain circumstances) withholding taxes. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it generally would be classified as a corporation for such purposes. If it were treated as a corporation, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%), plus possible state and/or local taxes on its net taxable income, and certain distributions made by the Trust to Shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the ether held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets (including digital currencies) are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust will hold certain types of digital assets that are not within the scope of the Notice.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any future guidance on the treatment of digital assets for U.S. federal income tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital currencies, including on the price of ether in the digital asset markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital assets in general.

Future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as ether, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital assets, including on the price of ether in digital asset platforms, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future developments in the treatment of digital currency for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. Other states have not issued any guidance on these points, and could take different positions (e.g., imposing sales taxes on purchases and sales of digital assets for fiat currency), and states that have issued guidance on their tax treatment of digital currencies (or other digital assets) could update or change their tax treatment of digital currencies. It is unclear what further guidance on the treatment of digital currencies for state or local tax purposes may be issued in the future. A state or local government authority’s treatment of ether may have negative consequences, including the imposition of a greater tax burden on investors in ether or the imposition of a greater cost on the acquisition and disposition of ether generally.

The treatment of digital currencies for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital currencies for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital currencies for fiat currency. If a foreign jurisdiction with a significant share of the market of ether users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital currency for fiat currency, such actions could result in decreased demand for ether in such jurisdiction.

Any future guidance on the treatment of digital assets for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital assets, including on the price of ether in digital asset platforms. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. Tax-Exempt Shareholder may recognize “unrelated business taxable income” a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. Tax-Exempt Shareholder (as defined under “U.S. Federal Income Tax Consequences” below) would constitute “unrelated business taxable income” (“UBTI”). Tax-exempt Shareholders should consult their tax advisers regarding whether such Shareholder may recognize UBTI as a consequence of an investment in Shares.

Shareholders could incur a tax liability without an associated distribution of the Trust.

In the normal course of business, it is possible that the Trust could incur a taxable gain in connection with the sale of ether (such as sales of ether to obtain fiat currency with which to pay the Sponsor’s Fee or Trust expenses, and including deemed sales of ether as a result of the Trust using ether to pay the Sponsor’s Fee or its expenses) that is otherwise not associated with a distribution to Shareholders. Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust.

A hard “fork” of the ether blockchain could result in Shareholders incurring a tax liability.

If a hard fork occurs in the ether blockchain, the Trust could hold both the original ether and the alternative new ether. The IRS has held that a hard fork resulting in the creation of new units of crypto asset is a taxable event giving rise to ordinary income. Moreover, if such an event occurs, the Trust Agreement provides that the Sponsor shall have the discretion to determine whether the original or the alternative asset shall constitute ether. The Trust shall treat whichever asset the Sponsor determines is not ether as Incidental Rights or IR Digital Asset, which it has committed to irrevocably abandon.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders (as defined under “U.S. Federal Income Tax Consequences” below) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Digital Asset. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset if there are future regulatory developments that would make it feasible for the Trust to retain those assets.

The receipt of Incidental Rights or IR Digital Asset may cause Shareholders to incur a U.S. federal, state, and/or local, or non-U.S., tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. These potential conflicts include, among others, the following:

●

the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

●	the Trust has agreed to indemnify the Sponsor, the Delaware Trustee, the Trustee and their respective affiliates pursuant to the Trust Agreement;

●	the Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it may owe fiduciary duties;

●

the Sponsor and its staff also service affiliates of the Sponsor, and may also service other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

●	the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;

●

affiliates of the Sponsor may start to have substantial direct investments in ether, stablecoins (such as USDC), or other digital assets or companies in the digital assets ecosystem that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its Shareholders, and any increases, decreases or other changes in such investments could affect the Index price and, in turn, the value of the Shares;

●	the Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;

●

BlackRock expects to receive compensation from an affiliate of the Ethereum Custodian for BlackRock’s technology support of such affiliate’s enhanced integration with the Aladdin Platform, and a portion of such compensation may be based on the use of such affiliate’s products and services by Aladdin clients; and

●	the Sponsor may appoint an agent to act on behalf of the Shareholders, which may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Trust Agreement.

Investment vehicles advised or managed by affiliates of the Sponsor hold a minority interest in Coinbase Global, the parent of Coinbase Inc., which serves as the Trust’s Prime Execution Agent and operates one of the digital asset platforms included in the Index price and is the parent of the Ether Custodian.

Investment vehicles advised or managed by affiliates of the Sponsor own shares in many public companies listed in the United States, including Coinbase Global, the parent of Coinbase Inc. which operates the Coinbase platform and serves as the Trust’s Prime Execution Agent. The Trust values its digital assets by reference to the Index price. Coinbase is one of the digital asset platforms included in the Index. The Sponsor values its digital assets by reference to the Index price. Coinbase is one of the digital asset platforms included in the Index.

Although neither the Sponsor nor any affiliates of the Sponsor nor any investment vehicles managed or advised by any of them exercise control over Coinbase, it is possible that positions of investment vehicles managed by affiliates of the Sponsor in Coinbase may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor Coinbase’s interests over the interests of the Trust or its Shareholders with respect to, for example, fees charged, and the quality of service provided by Coinbase as Prime Execution Agent. Similarly, investors could have concerns that the Sponsor or affiliates of the Sponsor could influence market data provided by Coinbase in a way that benefits the Sponsor, for example by artificially inflating the values of ether in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

Coinbase Global is also the parent company of the Ether Custodian, Coinbase Custody Trust Company, LLC. The Ether Custodian serves as a fiduciary and custodian on the Trust’s behalf, and is responsible for safeguarding digital assets held by the Trust and holding the private keys that provide access to the Trust’s digital wallets and vaults. The positions of investment vehicles managed by affiliates of the Sponsor in the parent company of the Ether Custodian may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor the Ether Custodian’s interests over the interests of the Trust or its Shareholders with respect to, for example, fees charged, and the quality of service provided by the Ether Custodian. Similarly, it is possible that investors could have concerns that the interests owned by investment vehicles managed by affiliates of the Sponsor in Coinbase could cause it to refrain from taking actions that are in the best interests of the Trust but that could harm the Ether Custodian. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its ether.

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Trust will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust and the Trust may terminate.

Although the Ether Custodian is a fiduciary with respect to the Trust’s assets, it could resign or be removed by the Sponsor, which may trigger early dissolution of the Trust.

The Ether Custodian has represented that it is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Advisers Act and is licensed to custody the Trust’s ether in trust on the Trust’s behalf. However, the Ether Custodian may terminate the Custodian Agreement for cause at any time, and the Ether Custodian can terminate the Custodian Agreement for any reason upon providing the applicable notice provided under the Custodian Agreement. If the Ether Custodian resigns, is removed, or is prohibited by applicable law or regulation to act as custodian, and no successor custodian has been employed, the Sponsor may dissolve the Trust in accordance with the terms of the Trust Agreement.

Coinbase serves as the ether custodian and prime execution agent for several competing exchange-traded Ethereum products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Prime Execution Agent and Ether Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded crypto asset company in the world by market capitalization and is also the largest crypto asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of crypto asset brokerage and custody services, Coinbase serves as the ether custodian and prime execution agent for several competing exchange-traded Ethereum products. Therefore, Coinbase has a critical role in supporting the U.S. spot Ethereum exchange-traded product ecosystem, and its size and market share creates the risk that Coinbase may fail to properly resource its operations to adequately support all such products that use its services that could harm the Trust, the Shareholders and the value of the Shares. If Coinbase were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Trust’s Authorized Participants and Ether Trading Counterparties act in similar or identical capacities for several competing exchange-traded Ethereum products which may impact the ability or willingness of one or more Authorized Participants or Ether Trading Counterparties to participate in the creation and redemption process, adversely affect the Trust’s ability to create or redeem Baskets and adversely affect the Trust’s operations and ultimately the value of the Shares.

Many of the Trust’s Authorized Participants and Ether Trading Counterparties, now or in the future, act or may act in the same capacity for several competing exchange-traded Ethereum products. Each Authorized Participant and Ether Trading Counterparty has limited balance sheet capacity, which means that, particularly during times of heightened market trading activity or market volatility or turmoil, Authorized Participants may not be able or willing to submit creation or redemption orders, and Ether Trading Counterparties may not be able or willing to engage in ether purchases or sales, with the Trust or may do so in limited capacities. The inability or unwillingness of Authorized Participants or Ether Trading Counterparties to do so could lead to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial.

Furthermore, if creations or redemptions are unavailable due to the inability or unwillingness of one or more of the Trust’s Authorized Participants to submit creation or redemption orders with the Trust (or do so in a limited capacity) or the inability or unwillingness of Ether Trading Counterparties to engage in ether purchases or sales, the arbitrage mechanism may fail to function as efficiently as it otherwise would or be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in the secondary trading of the Shares and greater costs to investors and other market participants, all of which could cause the Sponsor to halt or suspend the creation or redemption of Shares during such times, among other consequences.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Trust. No counsel was appointed to represent investors in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

Shareholders and Authorized Participants lack the right under the Custodian Agreement to assert claims directly against the Ether Custodian, which significantly limits their options for recourse.

Neither the Shareholders nor any Authorized Participant have a right under the Custodian Agreement to assert a claim against the Ether Custodian. Claims under the Custodian Agreement may only be asserted by the Trustee on behalf of the Trust.

There is no guarantee that every employee, officer, director, or similar person associated with the Sponsor, Trustee, or the BlackRock Affiliates will comply with the Policies, duties and training and refrain from engaging in insider trading in violation of their duties to the Trust and Sponsor.

While the Sponsor has adopted and implemented the policies and procedures that are reasonably designed to ensure compliance with applicable law, including a Compliance Manual and Code of Business Conduct and Ethics, which address conflicts of interest (together, the “Policies”) and will adopt standard operating practices requiring that certain applicable personnel pre-clear personal trading activity in which ether is the referenced asset, there is no way to guarantee that every employee, officer, director, or similar person associated the Sponsor, Trustee, or the BlackRock affiliates will comply at all times with such Policies, duties and training and refrain from engaging in insider trading in violation of their duties to the Trust and Sponsor. This risk is present in traditional financial markets and is not unique to ether. If such employees or others affiliated with the Trust, Sponsor, Trustee, or Affiliates respectively do engage in illegal conduct or conduct which fails to meet applicable regulatory standards, the Trust, Sponsor, Trustee or relevant Affiliate respectively could be the target of civil or criminal fines, penalties, punishments, or other regulatory or other sanctions or lawsuits or could be the target of an investigation, whether directly or indirectly, such as on a failure to diligently supervise theory. Any of these outcomes could cause the Trust and Shareholders to suffer harm.

The Sponsor, the Trustee and the BlackRock Affiliates may also participate in transactions related to ether, either for their own account (subject to certain internal employee trading operating practices) or for the account of others, such as clients, and such transactions may occur prior to, during, or after the commencement of this offering. Such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the ether held by the Trust and, consequently, on the market value of ether.

Risk Factors Related to ERISA

Notwithstanding the commercially reasonable efforts of the Sponsor, it is possible that the underlying assets of the Trust will be deemed to include “plan assets” for the purposes of Title I of the ERISA or Section 4975 of the Code. If the assets of the Trust were deemed to be “plan assets,” this could result in, among other things, (i) the application of the prudence and other fiduciary standards of ERISA to investments made by the Trust and (ii) the possibility that certain transactions in which the Trust might otherwise seek to engage in the ordinary course of its business and operation could constitute non-exempt “prohibited transactions” under Section 406 of ERISA and/or Section 4975 of the Code, which could restrict the Trust from entering into an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, fiduciaries who decide to invest in the Trust could, under certain circumstances, be liable for “prohibited transactions” or other violations as a result of their investment in the Trust or as co-fiduciaries for actions taken by or on behalf of the Trust or the Sponsor. There may be other federal, state, local, non-U.S. law or regulation that contains one or more provisions that are similar to the foregoing provisions of ERISA and the Code that may also apply to an investment in the Trust.

Seed Capital Investor

The Sponsor or one or more of its affiliates may be a party in interest or a disqualified person with respect to one or more Benefit Plan Investors considering an investment in the Trust. Given the Sponsor’s or an affiliate’s expected initial ownership interest of 50% or more of the Trust, the Trust would be a Party in Interest to any Benefit Plan Investor with respect to which the Sponsor or an affiliate is a party in interest or a disqualified person. Therefore, the purchase by any such Benefit Plan Investor in the Trust would be prohibited under ERISA and/or Section 4975 of the Code absent an exemption. Fiduciaries of Benefit Plan Investors should consider whether a purchase of interests constitutes a non-exempt prohibited transaction under ERISA and/or Section 4975 of the Code. Available exemptions from the prohibited transaction rules of ERISA and the Code include PTCE 84-14, PTCE 90-1, PTCE 91-38, PTCE 95-60, PTCE 96-23, and Section 408(b)(17) of ERISA (and the corresponding provisions of Section 4975(d)(20) of the Code).

The application of ERISA (including the corresponding provisions of the Code and other relevant laws) may be complex and dependent upon the particular facts and circumstances of the Trust and of each Plan, and it is the responsibility of the appropriate fiduciary of each investing Plan to ensure that any investment in the Trust by such Plan is consistent with all applicable requirements. Each Shareholder, whether or not subject to Title I of ERISA or Section 4975 of the Code, should consult its own legal and other advisors regarding the considerations discussed above and all other relevant ERISA and other considerations before purchasing the Shares.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Trust does not have any officers, directors or employees. The Sponsor, an indirect subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s ERM framework for the Trust’s cybersecurity risk management and strategy. Key aspects of the ERM framework are summarized below. The board of directors of the Sponsor (the “Board of Directors”) periodically receives reports from BlackRock regarding BlackRock’s cybersecurity program.

As of December 31, 2024, cybersecurity risks have not materially affected the Trust’s objective, results of operations or financial condition.

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-lines-of-defense model with cybersecurity operational processes executed by global information security and other teams and dedicated internal audit technology and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, including NIST CSF, FFIEC CAT, FedRAMP, SOC 1/2, ISO 27001/2 and others. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that is designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

●

Governance: As discussed in more detail under the heading “BlackRock’s Cybersecurity Governance” below, the oversight by BlackRock’s board of directors (“BlackRock’s Board”) of cybersecurity risk management is supported by BlackRock’s Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).

●

Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.

●

Safeguards: BlackRock deploys a range of people, process and technical controls that are designed to protect BlackRock’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi-factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti‑malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, restricted administrative privileges; employee awareness, training, and phishing testing; data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.

●

Incident Response and Recovery Planning: BlackRock has established and maintains incident response and recovery plans that address BlackRock’s response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate the incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. Such plans are evaluated on a periodic basis.

●

Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program. BlackRock also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

●

Education and Awareness: BlackRock’s employees and contractors are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats, and to receive communications on BlackRock’s evolving information security policies and procedures.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums in an effort to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to BlackRock’s Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2024, cybersecurity risks have not materially affected BlackRock’s business strategy, results of operations or financial condition.

BlackRock’s Cybersecurity Governance

BlackRock’s Board is actively engaged in the oversight of BlackRock’s risk management program. BlackRock’s Risk Committee assists BlackRock’s Board with its oversight of BlackRock’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. BlackRock’s Risk Committee receives regular reports on BlackRock’s cybersecurity program, technology resilience risk management and related developments from members of our information security team, including the CISO. BlackRock’s Board and BlackRock’s Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of BlackRock’s Board’s Risk and Audit Committees.

Technology and cybersecurity risks at BlackRock are also overseen by the TRCC, a dedicated management risk governance committee and sub‑committee of the firmwide ERC. The chair of the TRCC is appointed by the head of Enterprise Risk Management at BlackRock and its members include the CISO as well as a broad range of senior business stakeholders across BlackRock. The TRCC is responsible for oversight of BlackRock’s technology and cybersecurity risk management practices and helps ensure that technology and cybersecurity risks remain within firmwide risk tolerances and technology and cybersecurity risk issues are escalated as appropriate to the ERC and other committees. The TRCC also reviews any relevant technology and cybersecurity risk related issues and helps ensure that they are appropriately escalated, reported, and remediated.

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2024, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

The CISO and members of the TRCC monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management processes described above, including the operation of BlackRock’s incident response plan.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On July 23, 2024, the Shares commenced trading on NASDAQ under the ticker symbol ETHA.

Holders

As of December 31, 2024, there were approximately 113 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the period from May 21, 2024 to December 31, 2024. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

6,200,000 Shares (155 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2024.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
10/01/24 to 10/31/24	—	$—
11/01/24 to 11/30/24	1,600,000	23.7974
12/01/24 to 12/31/24	4,600,000	26.1812
Total	6,200,000	$25.5661

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The Trust is a Delaware statutory trust. The Trust does not have any officers, directors, or employees, and is administered by the Second Amended and Restated Trust Agreement dated as of July 3, 2024, among the Sponsor, the Trustee and the Delaware Trustee. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of Ether held by a custodian on behalf of the Trust.

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of ether. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of ether.

The Trust issues and redeems Shares only in Baskets of 40,000 Shares or integral multiples thereof, based on the quantity of ether attributable to each Share (net of accrued but unpaid Sponsor’s Fee and any accrued but unpaid expenses or liabilities). Baskets may be redeemed by the Trust in exchange for the cash proceeds from selling the amount of ether corresponding to their redemption value.

Shares of the Trust trade on NASDAQ under the ticker symbol ETHA.

Valuation of Ether; The CF Benchmarks Index

On each Business Day, as soon as practicable after 4:00 p.m. ET, the Trust evaluates the ether held by the Trust as reflected by the CF Benchmarks Index and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a Business Day means any day other than a day when NASDAQ is closed for regular trading.

CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK BMR. The Index Administrator is a UK incorporated company authorized and regulated by the FCA of the UK as a Benchmark Administrator under the UK BMR.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. For the period covered by this report was the Sponsor’s fee. The Trust’s only source of liquidity is its sales of ether.

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

Valuation of Ether

The following chart shows the daily ether price, as applicable, for the period from June 24, 2024 (Date of Commencement of Operations) through December 2024:

Ether Prices (June 2024 - December 2024)

Results of Operations

The Period from May 21, 2024 (Date of Seeding) to December 31, 2024

On May 21, 2024, the Seed Capital Investor, an affiliate of the Sponsor, subject to conditions, purchased the Seed Creation Baskets, comprising 400,000 Shares at a per Share price equal to $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000. On June 24, 2024, the Trust purchased approximately 3,031 ether with the proceeds of the Seed Creation Baskets using the Prime Execution Agent. With the above transaction on June 24, 2024, the Trust commenced operations and the Sponsor’s fee started accruing daily at an annualized rate equal to 0.25% of the net asset value of the Trust.

The 0.96% increase in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $25.00 at May 21, 2024 (Date of Seeding) to $25.24 at December 31, 2024 is directly related to the 1.03% increase in the price of ether. The Financial Statement NAV increased slightly less than the price of ether on a percentage basis due to the net Sponsor’s fees, which were $888,986 for the period, or 0.08% of the Trust’s average weighted assets of $1,087,092,372 during the period.

The NAV of $30.86 on December 6, 2024 was the highest during the period, compared with a low of $16.85 on September 6, 2024.

The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 400,000 Shares at May 21, 2024 to 141,480,000 Shares at December 31, 2024, a consequence of 147,280,000 Shares (3,682 Baskets) being created and 6,200,000 Shares(155 Baskets) being redeemed during the period. The increase in the Trust’s net asset value also benefited from an increase in the price of ether, which grew 1.03% from the Trust’s first ether purchase of $3,299.54 on June 24, 2024 to $3,333.60 at December 31, 2024.

Net increase in net assets resulting from operations for the period ended December 31, 2024 was $34,418,803, resulting from an unrealized gain on investment in ether of $27,767,502 and a net realized loss of $22,070 from ether sold to pay expenses and a net realized gain of $7,562,357 from ether sold for the redemption of Shares. Other than the net Sponsor’s fees of $888,986, the Trust had no expenses during the period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following table shows the Trust’s quarterly financial information for 2024.

	Period Ended (Unaudited)
	June 30, 2024	September 30, 2024	December 31, 2024
Expenses
Sponsor’s fees	$420	$358,491	$1,284,940
Sponsor’s fees waived	—	(186,634)	(568,231)
Total Expenses	420	171,857	716,709
Net investment loss	(420)	(171,857)	(716,709)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Ether sold to pay expenses	$—	$(21,660)	$(410)
Ether sold for the redemption of Shares	—	—	7,562,357
Net realized gain (loss)	—	(21,660)	7,561,947
Net change in unrealized appreciation/depreciation on investment in ether	590,295	(138,509,122)	165,686,329
Net realized and unrealized gain (loss)	590,295	(138,530,782)	173,248,276
Net increase (decrease) in net assets resulting from operations	$589,875	$(138,702,639)	$172,531,567
Net increase (decrease) in net assets per Share	$1.47	$(4.67)	$2.05

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the period May 21, 2024 (Date of Seeding) to December 31, 2024.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Trust does not have any directors, officers or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Shannon Ghia is the President and Chief Executive Officer, and Bryan Bowers is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by the Board of Directors composed of Philip Jensen, Peter Landini, Lindsey Haswell, Shannon Ghia and Bryan Bowers.

Shannon Ghia, 48, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on April 18, 2022. Ms. Ghia is a Managing Director of BlackRock and has served as Global Co-Head of ETF Markets since January 1, 2022. ETF Markets encompasses the Global Markets and Product Engineering teams within EII Markets and Investments (“the Engine”) of BlackRock’s ETF and Index Investing organization. The Engine teams drive investment integrity and market quality in BlackRock’s ETF and index portfolios. Global Markets and Product Engineering together strive to safeguard ETF trading, evolve the ETF ecosystem and develop best-in-class products with enduring integrity that promote clients’ financial well‑being. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms. Ghia’s service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 49, has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. Since October 4, 2021, Mr. Bowers has served as a Director of BlackRock and manages the Product Oversight and Governance team within BlackRock’s Global Accounting and Product Services (“GAAPS”) function. In that capacity, Mr. Bowers oversees fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the Audit Committee of the Board for each iShares Trust, iShares, Inc. and iShares U.S. ETF Trust. From September 1, 2014 to October 3, 2021, Mr. Bowers served as a Director on the Global Financial Reporting on the Business Operations & Technology team within BlackRock’s GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock’s Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Philip Jensen, 66, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and practiced as a California Certified Public Accountant through 1992.

Peter Landini, 73, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner.

Lindsey Haswell, 46, is a member of the Sponsor’s audit committee. Ms. Haswell is the Chief Legal and Administrative Officer of MoonPay, a web3 and crypto payments company that she joined in February 2023. She served in the same capacity for crypto-asset firm Blockchain.com from May 2021 to February 2023. Since July 2022, she also has served on the founding team of the Core blockchain network, a Bitcoin-powered layer-one blockchain. Ms. Haswell was the Chief Legal and Administrative Officer of mobility company Lime from September 2018 to May 2021 and was a founding member of Uber’s Legal team, on which she served from January 2015 to November 2017. In November 2017, she founded a venture-backed company in the autonomous vehicle space. From August 2003 to January 2015, Ms. Haswell worked at the law firm Gibson, Dunn & Crutcher LLP, where she focused on tech counseling and litigation. Ms. Haswell earned a degree in Political Science and Journalism from the University of Southern California and a law degree from the University of Southern California.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Chief Executive Officer, President, Chief Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at 400 Howard Street, San Francisco, CA 94105 or calling the Sponsor at (415) 670-2000. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) the prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

BlackRock has adopted an insider trading policy governing the purchase, sale and other dispositions of BlackRock’s securities that applies to all employees of BlackRock and its subsidiaries, and BlackRock’s directors and officers, as well as BlackRock itself. BlackRock believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of BlackRock’s insider trading policy is filed as Exhibit 19.1 to this report.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the period May 21, 2024 (Date of Seeding) to December 31, 2024, the Trust has incurred Sponsor’s fees of $888,986.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the period May 21, 2024 (Date of Seeding) to December 31, 2024.

2024
Audit fees	$82,600
Audit-related fees	18,990
Tax fees	—
All other fees	—
Total	$101,590

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

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

4.1	Second Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1/A (File No. 333-275583) filed by the Registrant on July 8, 2024

4.2	Form of Authorized Participant Agreement incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1/A (File No. 333-275583) filed by the Registrant on May 29, 2024

4.3*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

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

10.4	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333‑275583) filed by the Registrant on May 29, 2024

10.5	Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of Form of 8-K (File No. 001-42166 filed by the Registrant on September 19, 2024

19.1*	Global Insider Trading Policy

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

97.1*	Executive Officer Incentive-Based Compensation Clawback Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

* Filed herewith

Item 16. Form 10-K Summary.

None.

iShares® Ethereum Trust ETF

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares Ethereum Trust ETF

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of iShares Ethereum Trust ETF (the “Trust”) as of December 31, 2024, and the related statements of operations, changes in net assets and cash flows for the period from May 21, 2024 (Date of Seeding) to December 31, 2024, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024, and the results of its operations, changes in its net assets and its cash flows for the period from May 21, 2024 (Date of Seeding) to December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 5, 2025

We have served as the Trust’s auditor since 2024.

iShares® Ethereum Trust ETF

Statement of Assets and Liabilities

At December 31, 2024

December 31,
2024
Assets
Investment in ether, at fair value(a)	$3,571,669,777
Cash	37,023
Total Assets	3,571,706,800

Liabilities
Sponsor’s fees payable	444,633
Total Liabilities	444,633

Commitments and contingent liabilities (Note 6)	—

Net Assets	$3,571,262,167

Shares issued and outstanding(b)	141,480,000
Net asset value per Share (Note 2C)	$25.24

(a)	Cost of investment in ether: $3,543,902,275.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statement of Operations

For the Period from May 21, 2024 (Date of Seeding) to December 31, 2024

For the period from May 21, 2024 (Date of Seeding) to December 31,
2024
Expenses
Sponsor’s fees	$1,643,851
Sponsor’s fees waiver	(754,865)
Total expenses	888,986
Net investment loss	(888,986)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Ether sold to pay expenses	(22,070)
Ether sold for the redemption of Shares	7,562,357
Net realized gain	7,540,287 (b)
Net change in unrealized appreciation/depreciation	27,767,502
Net realized and unrealized gain	35,307,789

Net increase in net assets resulting from operations	34,418,803

Net increase in net assets per Share(a)	$0.74

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)	Includes $13,225,392 of realized gains and $(5,685,105) of realized losses.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statement of Changes in Net Assets

For the Period from May 21, 2024 (Date of Seeding) to December 31, 2024

For the period from May 21, 2024 (Date of Seeding) to December 31,
2024
Net Assets at May 21, 2024	$—

Operations:
Net investment loss	(888,986)
Net realized gain	7,540,287
Net change in unrealized appreciation/depreciation	27,767,502
Net increase in net assets resulting from operations	34,418,803

Capital Share Transactions:
Contributions for Shares issued	3,695,353,729
Distributions for Shares redeemed	(158,510,365)
Net increase in net assets from capital share transactions	3,536,843,364

Increase in net assets	3,571,262,167

Net Assets, End of Period	$3,571,262,167

Shares issued and redeemed
Shares issued	147,680,000
Shares redeemed	(6,200,000)
Net increase in Shares issued and outstanding	141,480,000

See notes to financial statements.

iShares® Ethereum Trust ETF

Statement of Cash Flows

For the Period from May 21, 2024 (Date of Seeding) to December 31, 2024

For the period from May 21, 2024 (Date of Seeding) to December 31,
2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$34,418,803
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(3,695,230,461)
Proceeds from ether sold	158,868,473
Net realized (gain) loss	(7,540,287)
Net change in unrealized appreciation/depreciation	(27,767,502)
Change in operating assets and liabilities:
Sponsor’s fees payable	444,633
Net cash used in operating activities	$(3,536,806,341)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	3,695,353,729
Payments for Shares redeemed	(158,510,365)
Net cash provided by financing activities	3,536,843,364

Cash
Net increase in cash	37,023
Cash, beginning of period	—
Cash, end of period	$37,023

See notes to financial statements.

iShares® Ethereum Trust ETF

Schedule of Investments

At December 31, 2024

December 31, 2024
Description	Quantity	Cost	Fair Value
Ether	1,071,415	$3,543,902,275	$3,571,669,777

Total Investments — 100.01%			3,571,669,777
Other Assets less Liabilities — (0.01)%			(407,610)
Net Assets — 100.00%			$3,571,262,167

See notes to financial statements.

iShares® Ethereum Trust ETF

Notes to Financial Statements

December 31, 2024

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

On May 21, 2024, BlackRock Financial Management, Inc. (“Seed Capital Investor”) purchased 400,000 Shares for $10,000,000 at a per-Share price of $25.00 (the “Seed Creation Baskets”). The Seed Capital Investor did not receive from the Trust, the Sponsor or any of their affiliates any fee or other compensation in connection with the purchase of Seed Creation Baskets. On June 24, 2024, the Trust purchased approximately 3,031 ether with the proceeds of the Seed Creation Baskets using Coinbase Inc. (the “Prime Execution Agent”). The costs incurred in connection with the purchase of ether with the proceeds of the Seed Creation Baskets were borne by the Trust. Sponsor’s fee started accruing daily at an annualized rate equal to 0.25% of the net asset value of the Trust on June 24, 2024.

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

The following significant accounting policies are consistently followed by the Trust in the preparation of its financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Additionally, the Trust Administrator monitors for unusual prices and escalates to the Trustee if detected. If the CF Benchmarks Index is not used, the Trust will notify Shareholders in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. The Trust Administrator calculates the net asset value of the Trust and the NAV of the Trust once on each day other than a Saturday or a Sunday, or a day on which NASDAQ is closed for regular trading (a “Business Day”). The NAV for a normal trading day will be released after 4:00 p.m. ET. Trading during the core trading session on NASDAQ typically closes at 4:00 p.m. ET. However, NAVs are not officially released until after the completion of a comprehensive review of the NAV and prices utilized to determine the NAV of the Trust by the Trust Administrator. Upon the completion of the end of day reviews by the Trust Administrator the NAV is released to the public typically by 5:30 p.m. ET and generally no later than 8:00 p.m. ET. The period between 4:00 p.m. ET and the NAV release after 5:30 p.m. ET (or later) provides an opportunity for the Trust Administrator and the Trustee to detect, flag, investigate, and correct unusual pricing should it occur and implement a Fair Value Event, if necessary. Any such correction could adversely affect the value of the Shares.

The Trust’s periodic financial statements may not utilize net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with U.S. GAAP.

Gain or loss on sales of ether is calculated on a trade date basis using the average cost method.

The following table summarizes activity in ether for the period ended December 31, 2024:

Period from May 21, 2024 (Date of Seeding) to Period Ended December 31, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Ether purchased	1,118,503	3,695,230,461	3,695,230,461	—
Ether sold for the redemption of shares	(46,952)	(150,918,814)	(158,481,171)	7,562,357
Ether sold to pay expenses	(136)	(409,372)	(387,302)	(22,070)
Net realized gain	—	—	7,540,287	—
Net change in unrealized appreciation/depreciation	—	—	27,767,502	—
Ending balance	1,071,415	$3,543,902,275	$3,571,669,777	$7,540,287

C.	Calculation of Net Asset Value

On each Business Day, as soon as practicable after 4:00 p.m. ET, the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from total assets held by the Trust. The Trust Administrator computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

D.	Cash and Cash Equivalents

Cash includes non-interest bearing, non-restricted cash maintained with one banking institution that does not exceed U.S. federally insured limits.

E.	Offering of the Shares

Shares are issued and redeemed continuously in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of ether attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only registered broker-dealers that are eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and that have entered into a contractual arrangement with the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash. Baskets may be redeemed by the Trust in exchange for the cash proceeds from selling the amount of ether corresponding to their redemption value.

The Trust engages in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders) by choosing, in its sole discretion, to trade directly with third parties (each, an “Ether Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Ether Trading Counterparties and the Trust, or choosing to trade through the Prime Execution Agent acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement.

Share activity for the period from May 21, 2024 (Date of Seeding) to December 31, 2024, were as follows:

	For the period from May 21, 2024 (Date of Seeding) to December 31,
	2024
	Shares	Amount
Shares issued	147,680,000	$3,695,353,729
Shares redeemed	(6,200,000)	(158,510,365)
Net increase	141,480,000	$3,536,843,364

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

G. Segment Reporting

The Trust adopted Financial Accounting Standards Board Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”) during the period. The Trust’s adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or results of operations.

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust's financial statements.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the period ended December 31, 2024, the Sponsor’s fee was $1,643,851.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting July 23, 2024, the Sponsor will waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will be equal to 0.12% of the net asset value of the Trust for the first $2.5 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the period ended December 31, 2024, the amount waived was $754,865.

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

5 - Indemnification

The Trust Agreement provides that the Sponsor shall indemnify the Trustee, its directors, employees, delegees and agents against, and hold each of them harmless from, any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) that is incurred by any of them and that arises out of or is related to (1) any offer or sale by the Trust of Baskets, (2) acts performed or omitted pursuant to the provisions of the Trust Agreement (A) by the Trustee, its directors, employees, delegees and agents or (B) by the Sponsor or (3) any filings with or submissions to the SEC in connection with or with respect to the Shares, except that the Sponsor shall not have any obligations to pay any indemnification amounts incurred as a result of and attributable to (x) the willful misconduct, gross negligence or bad faith of, or material breach of the terms of the Trust Agreement by, the Trustee, (y) information furnished in writing by the Trustee to the Sponsor expressly for use in the registration statement, or any amendment thereto, filed with the SEC relating to the Shares that is not materially altered by the Sponsor or (z) any misrepresentations or omissions made by an authorized participant (other than the Sponsor) in connection with such authorized participant’s offer and sale of Shares.

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

6 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust.

7 - Concentration Risk

Substantially all of the Trust’s assets are holdings of ether, which creates a concentration risk associated with fluctuations in the price of ether. Accordingly, a decline in the price of ether will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of ether include negative perception of digital assets; a lack of stability and standardized regulation in the digital asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the period ended  December 31, 2024.

December 31,
2024
Net asset value per Share, beginning of period	$25.00

Net investment loss(a)	(0.02)
Net realized and unrealized gain(b)	0.26
Net increase in net assets from operations	0.24
Net asset value per Share, end of period	$25.24

Total return, at net asset value(c)(d)(e)(f)	(4.82)%

Ratio to average net assets:
Net investment loss(g)	(0.13)%
Expenses(g)	0.25%

Total expenses after fees waived(g)	0.13%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	For the period July 22, 2024 (Effective Date) to December 31, 2024.
(f)	For the period May 21, 2024 to December 31, 2024, the Trust’s total return was 0.96%.
(g)	Percentage is annualized.

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

At December 31, 2024, the value of the ether held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Ether Trust ETF(registrant)

/s/ Shannon Ghia
Shannon Ghia Director, President and Chief Executive Officer (Principal executive officer)

Date:	March 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Shannon Ghia
Shannon Ghia Director, President and Chief Executive Officer (Principal executive officer)

Date:	March 5, 2025

/s/ Bryan Bowers
Bryan Bowers Director and Chief Financial Officer (Principal financial and accounting officer)

Date:	March 5, 2025

/s/ Philip Jensen
Philip Jensen Director

Date:	March 5, 2025

/s/ Peter Landini
Peter Landini Director

Date:	March 5, 2025

/s/ Lindsey Haswell
Lindsey Haswell Director

Date:	March 5, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.