Form 10-Q
period 2025-03-31
iShares Ethereum Trust ETF
filed 2025-05-07
CIK 2000638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 30, 2025, the Registrant had 165,520,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Ethereum Trust ETF

Statements of Assets and Liabilities (Unaudited)

At March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024
Assets
Investment in ether, at fair value(a)	$2,186,653,058	$3,571,669,777
Cash	4,762	37,023
Total Assets	2,186,657,820	3,571,706,800

Liabilities
Sponsor’s fees payable	267,201	444,633
Total Liabilities	267,201	444,633

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$2,186,390,619	$3,571,262,167

Shares issued and outstanding(b)	157,440,000	141,480,000
Net asset value per Share (Note 2C)	$13.89	$25.24

(a)	Cost of investment in ether: $3,887,465,641 and $3,543,902,275, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statement of Operations (Unaudited)

For the three months ended March 31, 2025

	Three Months Ended March 31, 2025
Expenses
Sponsor’s fees	$2,038,502
Sponsor’s fees waived	(791,853)
Total expenses	1,246,649
Net investment loss	(1,246,649)

Net Realized and Unrealized Gain (Loss)
Net realized loss from:
Ether sold to pay expenses	(313,171)
Ether sold for the redemption of Shares	(203,341,675)
Net realized loss	(203,654,846	)(b)
Net change in unrealized appreciation/depreciation	(1,728,580,085)
Net realized and unrealized loss	(1,932,234,931)

Net decrease in net assets resulting from operations	$(1,933,481,580)

Net decrease in net assets per Share(a)	$(11.84)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)	Includes $436,231 of realized gains and $(204,091,077) of realized losses.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statement of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2025

Three Months Ended March 31, 2025
Net Assets at December 31, 2024	$3,571,262,167

Operations:
Net investment loss	(1,246,649)
Net realized loss	(203,654,846)
Net change in unrealized appreciation/depreciation	(1,728,580,085)
Net decrease in net assets resulting from operations	(1,933,481,580)

Capital Share Transactions:
Contributions for Shares issued	938,716,000
Distributions for Shares redeemed	(390,105,968)
Net increase in net assets from capital share transactions	548,610,032

Decrease in net assets	(1,384,871,548)

Net Assets at March 31, 2025	$2,186,390,619

Shares issued and redeemed
Shares issued	39,960,000
Shares redeemed	(24,000,000)
Net increase in Shares issued and outstanding	15,960,000

See notes to financial statements.

iShares® Ethereum Trust ETF

Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2025

Three Months Ended March 31, 2025
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(1,933,481,580)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(938,629,210)
Proceeds from ether sold	391,410,998
Net realized (gain) loss	203,654,846
Net change in unrealized appreciation/depreciation	1,728,580,085
Change in operating assets and liabilities:
Sponsor’s fees payable	(177,432)
Net cash used in operating activities	$(548,642,293)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$938,716,000
Payments for Shares redeemed	(390,105,968)
Net cash provided by financing activities	$548,610,032

Cash
Net decrease in cash	$(32,261)
Cash, beginning of period	37,023
Cash, end of period	$4,762

See notes to financial statements.

iShares® Ethereum Trust ETF

Schedules of Investments (Unaudited)

At March 31, 2025 and December 31, 2024

March 31, 2025

Description	Quantity	Cost	Fair Value
Ether	1,191,766	$3,887,465,641	$2,186,653,058

Total Investments – 100.01%			2,186,653,058
Other Assets less Liabilities – (0.01)%			(262,439)
Net Assets – 100.00%			$2,186,390,619

December 31, 2024

Description	Quantity	Cost	Fair Value
Ether	1,071,415	$3,543,902,275	$3,571,669,777

Total Investments – 100.01%			3,571,669,777
Other Assets less Liabilities – (0.01)%			(407,610)
Net Assets – 100.00%			$3,571,262,167

See notes to financial statements.

iShares® Ethereum Trust ETF

Notes to Financial Statements (Unaudited)

March 31, 2025

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

On May 21, 2024, BlackRock Financial Management, Inc. (the “Seed Capital Investor”) purchased 400,000 Shares for $10,000,000 at a per-Share price of $25.00 (the “Seed Creation Baskets”). The Seed Capital Investor did not receive from the Trust, the Sponsor or any of their affiliates any fee or other compensation in connection with the purchase of Seed Creation Baskets. On June 24, 2024, the Trust purchased approximately 3,031 ether with the proceeds of the Seed Creation Baskets using Coinbase Inc. (the “Prime Execution Agent”). The costs incurred in connection with the purchase of ether with the proceeds of the Seed Creation Baskets were borne by the Trust. The Sponsor’s fee started accruing daily at an annualized rate equal to 0.25% of the net asset value of the Trust on June 24, 2024.

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 5, 2025.

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

Coinbase Custody Trust Company, LLC (the “Ether Custodian”) is responsible for safekeeping the ether owned by the Trust. Anchorage Digital Bank N.A. is the “Additional Ether Custodian” for the Trust. At the current time, the Sponsor has no plans to move any of the Trust’s ether to the Additional Ether Custodian. The Ether Custodian and the Additional Ether Custodian are appointed by the Trustee.

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

Gain or loss on sales of ether is calculated on a trade date basis using the average cost method.

The following table summarizes activity in ether for the three months ended March 31, 2025:

Three Months Ended March 31, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,071,415	$3,543,902,275	$3,571,669,777	$—
Ether purchased	302,532	938,629,210	938,629,210	—
Ether sold for the redemption of shares	(181,672)	(593,395,677)	(390,054,002)	(203,341,675)
Ether sold to pay expenses	(509)	(1,670,167)	(1,356,996)	(313,171)
Net realized loss	—	—	(203,654,846)	—
Net change in unrealized appreciation/depreciation	—	—	(1,728,580,085)	—
Ending balance	1,191,766	$3,887,465,641	$2,186,653,058	$(203,654,846)

C.	Calculation of Net Asset Value

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

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

G.	Segment Reporting

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

3 -	Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the three months ended March 31, 2025, the Sponsor’s fee was $2,038,502.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting July 23, 2024, the Sponsor will waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will be equal to 0.12% of the net asset value of the Trust for the first $2.5 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the three months ended March 31, 2025, the amount waived was $791,853.

The Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Delaware Trustee, the Trust Administrator, the Ether Custodian, the Additional Ether Custodian, and The Bank of New York Mellon (the “Cash Custodian”), NASDAQ listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $500,000 per annum required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

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

Substantially all of the Trust’s assets are holdings of ether, which creates a concentration risk associated with fluctuations in the price of ether. Accordingly, a decline in the price of ether will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of ether include negative perception of digital assets; a lack of stability and standardized regulation in the digital asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

8 -	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2025.

Three Months Ended March 31, 2025
Net asset value per Share, beginning of period	$25.24

Net investment loss(a)	(0.01)
Net realized and unrealized loss(b)	(11.34)
Net decrease in net assets from operations	(11.35)
Net asset value per Share, end of period	$13.89

Total return, at net asset value(c)(d)	(44.97)%

Ratio to average net assets:
Net investment loss(e)	(0.15)%
Total Expenses(e)	0.25%
Total expenses after fees waived(e)	0.15%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	Percentage is annualized.

9 -	Investment Valuation

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

Level 3 −	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At March 31, 2025, the value of the ether held by the Trust is categorized as Level 1.

10 -	Subsequent Event

On April 7, 2025, the Trustee entered into a custodial services agreement (the “Anchorage Custodian Agreement”) with Anchorage Digital Bank N.A. (“Anchorage”) a national trust bank chartered by the Office of the Comptroller of the Currency. Pursuant to the Anchorage Custodian Agreement, Anchorage will establish and maintain one or more segregated custody accounts, controlled and secured by Anchorage, on its books which will have the ability to support the receipt, safekeeping, and maintenance of the Trust’s ether holdings.

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

The Trust issues and redeems Shares only in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of ether attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Only registered broker-dealers that have previously entered into an agreement with the Sponsor governing the terms and conditions of such issuance (such broker-dealer, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash. Baskets may be redeemed by the Trust in exchange for the cash proceeds from selling the amount of ether corresponding to their redemption value.

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

CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK Benchmark Regulations (“BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd., a UK incorporated company, authorized and regulated by the Financial Conduct Authority of the UK as a Benchmark Administrator under the UK BMR.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of ether, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Ether; The CF Benchmark Index,” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended March 31, 2025

The Trust’s net asset value decreased from $3,571,262,167 at December 31, 2024 to $2,186,390,619 at March 31, 2025, a 38.78% decrease. The decrease in the Trust’s net asset value resulted primarily from an decrease in the price of ether, which fell 44.96% from $3,333.60 at December 31, 2024 to $1,834.80 at March 31, 2025, partially offset by a increase in the number of outstanding shares which rose from 141,480,000 Shares at December 31, 2024 to 157,440,000 Shares at March 31, 2025, a consequence of 39,960,000 Shares (999 Baskets) being created and 24,000,000 Shares (600 Baskets) being redeemed during the quarter.

The 44.97% decrease in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $25.24 at December 31, 2024 to $13.89 at March 31, 2025 is directly related to the 44.96% decrease in the price of ether. The Financial Statement NAV decreased slightly more than the price of ether on a percentage basis due to the Sponsor’s fee, which was $1,246,649 for the quarter, or 0.04% of the Trust’s average weighted assets of $3,306,900,749 during the quarter.

The NAV of $27.95 on January 6, 2025 was the highest during the quarter, compared with a low during the quarter of $13.89 on March 31, 2025.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2025 was $1,933,481,580, resulting from an unrealized loss on investment in ether of $1,728,580,085, a net realized loss of $203,341,675 on ether distributed for the redemption of Shares, a net realized loss of $313,171 from ether sold to pay expenses during the quarter, and a net investment loss of $1,246,649. Other than the Sponsor’s fees of $1,246,649, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 5, 2025.

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

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for ether. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ether’s history, including in 2021-2023. As of the date of this prospectus, digital asset prices have continued to fluctuate in 2025.

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

The price of some digital assets, including ether, has risen following the election of Donald Trump as president of the United States. Many expect the new administration to facilitate a supportive regulatory approach toward the digital asset industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity for blockchain technology and digital assets, thereby fostering their development in the U.S. Similarly, the digital asset industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. There can be no assurance that market expectations around future activity by the administration or Congress will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post‑President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide the expected level of regulatory clarity and support for blockchain technology and digital assets, could lead to a decline in digital assets prices, including ether. Such a decline could cause a decline in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political dynamics and sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve will be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. As established by the Order, the Bitcoin Reserve will not contain ether, and there can be no assurance, and there is no present indication, that it would be changed to include ether in the future. The Digital Asset Stockpile will be capitalized initially with digital assets other than bitcoin forfeited as part of criminal or civil asset forfeiture proceedings, which could include ether; however, there will be no new acquisitions of ether as part of the Digital Asset Stockpile. The anticipation of a U.S. government-funded strategic cryptocurrency reserve may have motivated large-scale purchases of ether in the expectation of the U.S. government potentially acquiring ether to fund such an expected reserve, and the market price of ether may have decreased as a result of the ultimate content of the Order, which did not ultimately provide for acquisition of ether as part of the Bitcoin Reserve, though ether could be held as part of the Digital Asset Stockpile. While legislation has been introduced in the U.S. Senate and the U.S. House of Representatives, which would direct the acquisition of 1 million bitcoin by the federal government over a five-year period, no such similar federal legislation has been introduced that would provide for acquiring ether. Even if such legislation providing for the acquisition of ether were to be introduced at the federal level, it could fail to pass. Bills have also been introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass; however, the Sponsor is not aware as of the date of this report that similar legislation at the state level has been introduced in respect of ether, in the same quantity as legislation in respect of bitcoin. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce ether acquisition plans or does announce such plans, but these plans fall short of market expectations, the price of ether may decline, which may impact Share value. Even if government acquisitions of ether were to occur or if legislation requiring acquisitions of ether is enacted, the price of ether may decline if there are implementation challenges, unexpected difficulties, policy or legal reversals, any of which may negatively impact Share value. Further, executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Digital Asset Stockpile is subject to complex challenges and uncertainty that makes it difficult to evaluate its effect on the value of ether and the Shares, now or in the future. There can be no assurance that any particular legislation will ever be introduced or passed at either the federal or state level providing for the acquisition of ether by governmental instrumentalities.

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

As illustrated by Dencun and the Merge, the Ethereum network regularly implements planned forks in an effort to achieve its development roadmap, advance the scalability process, and to improve the network generally. For example, in connection with the Ethereum development roadmap, the Ethereum network executed planned forks to transition from the initial Frontier development stage into the Homestead development stage in 2016; to transition from the Homestead development stage to the first sub-stage, Byzantium, of the Metropolis development stage in 2017; to transition from the Byzantium sub-stage to the St. Petersburg sub-stage in early 2019; and to transition from the St. Petersburg sub-stage to the Istanbul sub-phase, in late 2019. In April 2021, the Ethereum network underwent the Berlin and Altair planned forks, among others. In 2022, Ethereum underwent the Bellatrix and Paris planned forks in connection with the Merge. In 2023, Ethereum underwent the Capella and Shanghai planned forks (collectively, “Shapella”), which enabled withdrawals of staked assets to the Ethereum Layer 1 blockchain mainnet for the first time (they had previously been locked on the Beacon Chain testnet following the Merge). Forthcoming Ethereum upgrades include, “Pectra” which is a combination of the Prague execution layer hard fork and the Electra consensus layer upgrade, scheduled to go live on May 7, 2025. Pectra intends to, among other changes, increase the maximum amount of ether that a validator can stake from 32 to 2,048, allowing validators to manage higher balances with the goal of potentially reducing costs; introduce account abstraction, allowing externally owned accounts (EOAs) to temporarily function like smart contracts; and reduce security risks and shorten the wait time for new validators. Any of these or future planned forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s nodes, users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Ethereum community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

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

An unplanned fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of Ethereum Client software that nodes run and use to access the Ethereum network. For example, such an unplanned fork reportedly occurred in the Go-Ethereum (“Geth”) client, which is a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time, such as Besu, OpenEthereum, and Nethermind), and a patch was released that all nodes using the Geth client were supposed to download and apply simultaneously. However, not all nodes using Geth did so, resulting with the non-patched Geth nodes temporarily running a different version of the Ethereum blockchain than the patched Geth nodes and nodes using other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum blockchain, causing the nodes using the non-patched Geth version to be unable to reach consensus with the rest of the nodes on the Ethereum blockchain, interrupting the non-patch Geth nodes’ access to the Ethereum network. For example, Infura, which is a node operator that provides services to major Ethereum smart contracts, wallet software providers like MetaMask, ether trading platforms, and other market participants, reportedly ran numerous nodes using the Geth client. Infura’s Geth client‑running nodes reportedly used the outdated, non-patched Geth version initially, which is said to have caused those nodes to be on the minority blockchain, impacting transaction execution, validation, and recording on the main Layer 1 Ethereum network for Infura’s customers – such as Ethereum-based smart contracts, wallet providers like MetaMask, ether trading platforms, etc. – until Infura was able to apply the software update released by the Geth client developers to Infura’s nodes that use Geth as their Ethereum Client. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all nodes using the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth nodes, fixing the problem and restoring access to the Ethereum network, including for Infura and its customers.

In the future, if an accidental or unintentional fork similar to what happened within the Geth client in November 2020 were to reoccur within Geth (or any other major Ethereum Client), or were to happen to the Ethereum network as a whole (instead of being limited to a single Ethereum Client, in this case Geth), such a fork could lead to nodes, users and validators losing confidence in the Ethereum network and abandoning it in favor of other blockchain protocols. Furthermore, it is possible that, in a future unplanned fork, a substantial number of nodes, users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains, resulting in a permanent fork. Moreover, following the Merge, nodes on the Ethereum network must run two Ethereum Clients, i.e., an Execution Client and a Consensus Client paired together, with the implementations selected at the discretion of the node operator. There are multiple groups independently developing and implementing their respective Execution Clients and Consensus Clients; while some individual Execution Clients or Consensus Clients are more popular or widely adopted than others, there remains heterogeneity among Ethereum Clients. Each Execution Client and Consensus Client needs to interoperate effectively with the other Execution Client and Consensus Client. Although this diversity of Ethereum Clients is perceived by some to promote decentralization of the Ethereum network, it comes at a potential cost: if there are any unanticipated or undiscovered flaws, bugs, software defects, or interoperability failures causing any individual Execution Client to fail to interoperate effectively with any other individual Execution Client or any Consensus Client, the Ethereum network as a whole could suffer an unplanned fork, major disruption, catastrophic outage, system failure, loss of confidence or adoption among users or validators, or a variety of other problems. Any of these events could cause ether to decline in value, adversely affecting the price of Shares.

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

Many digital asset platforms are unlicensed, may be unregulated, may be subject to regulation in a relevant jurisdiction, but may or may not be in compliance therewith, may operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset platforms was false or noneconomic in nature, with specific focus on unregulated platforms located outside of the United States. Such reports alleged that certain overseas platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices, such as fake or artificial trading volume or trading volume based on non-economic “wash trading” (where offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes), and attributed such manipulative or fraudulent behavior to motives like the incentive to attract listing fees from token issuers who seek the most liquid and high-volume platforms on which to list their coins.

Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint‑the‑tape‑style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets. Although bitcoin and ether are different assets, there can be no assurance that ether prices may not at times be subject to similar activity. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of digital assets.

The ether market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many ether trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of ether on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset platforms or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the digital asset markets generally, including, among others (1) “wash trading”; (2) persons with a dominant position in a digital asset manipulating the digital asset’s pricing; (3) hacking of the digital asset’s peer-to-peer network, protocols and trading platforms; (4) malicious control of the digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in the digital asset, new sources of demand for the digital asset, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins” (for more information, see “—Prices of ether may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at digital asset trading platforms. The effect of potential market manipulation, front-running, wash‑trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in the digital asset markets and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

In addition, over the past several years, some digital asset platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset platforms. While, generally speaking, smaller digital asset platforms are less likely to have the infrastructure and capitalization that make larger digital asset platforms more stable, larger digital asset platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset platform Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned, and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. On February 21, 2025, Bybit, a centralized platform for exchanging digital assets, announced that more than $1.4 billion in ether had been stolen from its platform. Hackers were able to manipulate Bybit’s transfer process to authorize and complete the transaction. The incident has resulted in renewed concerns over the security of digital asset platforms.

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

If the Custodian Agreement, the Prime Execution Agent Agreement, the Authorized Participant Agreements or the Ether Trading Counterparty Agreements are terminated or the Custodians, the Prime Execution Agent, the Authorized Participants or the Ether Trading Counterparties fail to provide services as required, the Trustee may operationalize the Additional Ether Custodian or may need to find and appoint replacement custodians, an execution agent, authorized participants or ether trading counterparties, which could pose a challenge to the safekeeping of the Trust’s ether, the Trust’s ability to create and redeem Shares and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Ether Custodian, which is Coinbase Custody, and the Prime Execution Agent, Coinbase Inc. to operate. Coinbase Custody performs essential functions in terms of safekeeping the Trust’s ether in the Vault Balance, and its affiliate, Coinbase Inc., in its capacity as Prime Execution Agent, facilitates the buying and selling of ether by the Trust in connection with creations and redemptions, the selling of ether to pay the Sponsor’s Fee, any other Trust expenses, to the extent applicable, and in extraordinary circumstances, to liquidate the Trust’s ether. If Coinbase Custody or Coinbase Inc. fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

On March 22, 2023, the Prime Execution Agent and its parent, Coinbase Global, Inc. (such parent, “Coinbase Global” and together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. The SEC’s complaint against the Relevant Coinbase Entities did not allege that ether is a security, nor did it allege that Coinbase Inc’s activities involving ether caused the alleged registration violations, and the Ether Custodian was not named as a defendant. The SEC’s complaint sought a permanent injunction against the Relevant Coinbase Entities to prevent them from violations of the Exchange Act or Securities Act, disgorgement, civil monetary penalties, and such other relief as the court deems appropriate or necessary.

On February 27, 2025, the SEC and Coinbase Inc. and Coinbase Global filed a joint stipulation to dismiss the case with prejudice, and the case has been dismissed. Notwithstanding the dismissal of the SEC enforcement action, Coinbase Inc. is currently, and it and the Ether Custodian from time to time may be, subject in the future, to a variety of other litigation. Although the Trust does not presently anticipate such an outcome, there can be no assurance that in the future Coinbase Inc., as Prime Execution Agent, or Coinbase Custody, as the Ether Custodian, will not be required, as a result of a judicial determination, or will not choose, to restrict or curtail the services they offer, or their financial condition and ability to provide services to the Trust will not be negatively affected. If in the future the Prime Execution Agent or the Ether Custodian were to be required or choose to restrict or curtail the services they offer for any reason, whether related to litigation or otherwise, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

Alternatively, the Trustee could decide to replace Coinbase Custody as the Ether Custodian of the Trust’s ether, pursuant to the Custodian Agreement. Similarly, Coinbase Custody or Coinbase Inc. could terminate services under the Custodian Agreement or the Prime Execution Agent Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause. A Termination for Cause is defined in the Custodian Agreement and Prime Execution Agent Agreement as (i) the Trust materially breaching any provision of the Custodian Agreement and such failure is not cured within 30 calendar days after notice of such breach is provided by Coinbase Inc. to the Trust, or the Trust materially breaching any provision of the Prime Execution Agent Agreement and such breach remains uncured for 10 calendar days following notice; (ii) the Trust becomes bankrupt or insolvent; or (iii) the Trust fails to pay and settle in full its obligations to Coinbase Custody’s affiliate, the Trade Credit Lender (as defined below), which may, from time to time, provide financing to the Trust in the form of Trade Credits. In the event that the Trust transfers maintenance responsibilities of the Trust’s account at the Ether Custodian to another custodian (or transfers the Trust’s ether from the Ether Custodian or the Prime Execution Agent to the Additional Ether Custodian or vice versa), the Trust’s ether would be subject to a risk of loss during the transfer, which, if such risk eventuates, could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. As Prime Execution Agent, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Execution Agent. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc, (b) the Trust has engaged in unlawful or abusive activities or fraud, (c) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit (as defined below) that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (d) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Also, if Coinbase Custody or Coinbase Inc. becomes insolvent, suffers business failure, ceases business operations, defaults on or fails to perform their obligations under their contractual agreements with the Trust, or abruptly discontinues the services they provide to the Trust for any reason, the Trust’s operations, including its creation and redemption processes, would be adversely affected.

Further, if the Trustee decides to operationalize the Additional Ether Custodian, the Additional Ether Custodian would perform essential functions in terms of safekeeping any of the Trust’s ether that is held with Anchorage. The Anchorage Custodian Agreement provides the Trust with an alternative ether custodian to safeguard the Trust’s ether; however, if the Trustee does not operationalize the Additional Ether Custodian, or if Anchorage fails to perform the functions of the Anchorage Custodian Agreement once operationalized, the Trust may be unable to operate or create or redeem Baskets or may suffer losses, which could force the Trust to liquidate or adversely affect the price of the Shares. Anchorage could terminate services under the Anchorage Custodian Agreement upon providing the applicable notice to the Trust for any reason, or immediately for Cause. A “Termination for Cause” is defined in the Anchorage Custodian Agreement as: (i) the Trust materially breaches any provision of the Additional Ether Custodian Agreement, and such breach remains uncured for a period of 30 calendar days after notice of such breach is provided by Anchorage to the Trust; or (ii) the Trust becomes bankrupt or insolvent. If Anchorage were to terminate services under the Anchorage Custodian Agreement, the Trustee may need to find and appoint a replacement ether custodian.

The Trustee may not be able to find a party willing to serve as the custodian of the Trust’s ether or as the Trust’s prime execution agent under the same terms as the current Custodian Agreement or Prime Execution Agent Agreement or at all. To the extent that Trustee is not able to find a suitable party willing to serve as the custodian or prime execution agent, the Trustee may be required to terminate the Trust and liquidate the Trust’s ether. In addition, to the extent that the Trustee finds a suitable party but must enter into a modified custodian agreement or prime execution agreement that is less favorable for the Trust or Trustee, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime execution agent, its operations could be adversely affected.

Similarly, if an Authorized Participant or an Ether Trading Counterparty suffers insolvency, business failure or interruption, default, failure to perform, security breach, or in certain circumstances a force majeure event or if an Authorized Participant or an Ether Trading Counterparty, as applicable, chooses not to participate in the creation and redemption process of the Trust, and the Trust is unable to engage replacement Authorized Participants or Ether Trading Counterparties or access alternative services on commercially acceptable terms or at all, then the creation and redemption process of the Trust, the arbitrage mechanism used to keep the Shares in line with the NAV and the Trust’s operations generally could be negatively affected.

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Trust, the Delaware Trustee, the Sponsor, the Trust Administrator, the Cash Custodian, the Prime Execution Agent, the Ether Custodian and, if operationalized, the Additional Ether Custodian, expose the Trust and its Shareholders to the risk of loss of the Trust’s ether for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s ether.

Coinbase Global has informed the Sponsor that it maintains a commercial crime insurance policy of up to $320,000,000, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Ether Custodian and the Prime Execution Agent (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of Coinbase Insureds’ customers, is not specific to the Trust or to customers holding ether with the Ether Custodian or Prime Execution Agent and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the digital asset insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Trust. While the Ether Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Ether Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. None of Coinbase Inc., Coinbase Custody, or Coinbase Global is an FDIC or SIPC member institution.

Furthermore, under the Custodian Agreement, the Ether Custodian’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of ether, or fraud or willful misconduct, the Mutually Capped Liabilities (defined below), the Ether Custodian’s aggregate liability under the Custodian Agreement shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Ether Custodian in the 12 months prior to the event giving rise to the Ether Custodian’s liability, and (B) the value of the affected ether or cash giving rise to the Ether Custodian’s liability; (ii) the Ether Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100,000,000; (iii) in respect of the Ether Custodian’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Ether Custodian’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, or violation of any law, rule or regulation with respect to the provision of its services (the “Mutually Capped Liabilities”), the Ether Custodian’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Ether Custodian in the 12 months prior to the event giving rise to the Ether Custodian’s liability; and (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Ether Custodian is not liable, even if the Ether Custodian has been advised of or knew or should have known of the possibility thereof. In general, the Ether Custodian is not liable under the Custodian Agreement unless in the event of its negligence, fraud, material violation of applicable law or willful misconduct. The Ether Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Ether Custodian. In the event of potential losses incurred by the Trust as a result of the Ether Custodian losing control of the Trust’s ether or failing to properly execute instructions on behalf of the Trust, the Ether Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Ether Custodian directly caused such losses. Furthermore, the insurance maintained by the Ether Custodian may be insufficient to cover its liabilities to the Trust.

If the Trustee operationalizes the Additional Ether Custodian, the Trust’s holdings at the Additional Ether Custodian would be covered by insurance held by Anchor Labs Inc., the parent company of the Additional Ether Custodian (“Anchor Labs”). Anchor Labs maintains crime insurance coverage for a minimum limit of $100,000,000, which is intended to cover the loss of Trust assets held by the Additional Ether Custodian, including from dishonest or fraudulent acts committed by Anchor Labs and all of its subsidiaries, including the Additional Ether Custodian (collectively Anchor Labs and its subsidiaries are referred to as the “Anchor Labs Insureds”) employees, its agents and subcontractors; forgery and alteration; computer crime; wire transfer coverage; physical damage or theft of private key data; social engineering coverage; and security breaches or hacking. The insurance maintained by Anchor Labs may be shared among Anchor Labs Insureds’ other customers, is not necessarily exclusive to the Trust or to customers holding ether with the Additional Ether Custodian and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Anchor Labs Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the digital asset insurance market is limited, and the level of insurance maintained by Anchor Labs may be substantially lower than the assets of the Trust. While the Additional Ether Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Additional Ether Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance program does not cover, insure or guarantee the performance of the Trust. The Additional Ether Custodian is neither FDIC-insured nor SIPC-insured.

With respect to the Anchorage Custodian Agreement, other than with respect to claims and losses arising from: (i) fraud or willful misconduct of the Additional Ether Custodian and (ii) the Anchorage Mutually Capped Liabilities (defined below), in no event will the Additional Ether Custodian’s liability exceed the value of the cash or affected ether giving rise to such liability. With respect to Anchorage Mutually Capped Liabilities, other than with respect to claims and losses arising from fraud or willful misconduct of the Additional Ether Custodian, in no event will the Additional Ether Custodian’s liability exceed the greater of $5 million and the aggregate amount of fees paid by client to the Additional Ether Custodian in the 12-month period prior to the event giving rise to such liability. “Anchorage Mutually Capped Liabilities” means (i) claims and losses arising from a party’s breach of its confidentiality obligations under the Anchorage Custodian Agreement, (ii) a party’s indemnity obligations under the Anchorage Custodian Agreement (except with respect to the full amount of any Trust ether lost, which shall not constitute an Anchorage Mutually Capped Liability), and (iii) claims and losses arising from the violation, misappropriation, or infringement by a party of any third party intellectual and/or industrial property rights, including patent rights, copyrights, moral rights, trademarks, trade names, service marks, trade secrets, rights in inventions (including applications for, and registrations, extensions, renewals, and re‑issuances of the foregoing).

With respect to claims and losses related to a withdrawal or transfer of ether, if the Trust has operationalized Anchorage, the value of such digital assets shall be determined by reference to the benchmark valuation on the date delivery of such ether in connection with such withdrawal or transfer is due in accordance with the terms of the Anchorage Custodian Agreement. In respect of any incidental, indirect, special, punitive, consequential or similar losses, the Additional Ether Custodian is not liable, even if the Additional Ether Custodian has been advised of or knew or should have known of the possibility thereof. The Additional Ether Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Additional Ether Custodian.

Similarly, under the Prime Execution Agent Agreement, the Prime Execution Agent’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of ether, or fraud or willful misconduct, or the PB Mutually Capped Liabilities (defined below), the Prime Execution Agent’s aggregate liability shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Prime Execution Agent in the 12 months prior to the event giving rise to the Prime Execution Agent’s liability, and (B) the value of the cash or affected ether giving rise to the Prime Execution Agent’s liability; (ii) in respect of the Prime Execution Agent’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Prime Execution Agent’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, violation of any law, rule or regulation with respect to the provision of its services, or the full amount of the Trust’s assets lost due to the insolvency of or security event at a Connected Trading Venue (as defined below) (the “PB Mutually Capped Liabilities”), the Prime Execution Agent’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Prime Execution Agent in the 12 months prior to the event giving rise to the Prime Execution Agent’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Execution Agent is not liable, even if the Prime Execution Agent has been advised of or knew or should have known of the possibility thereof. In general, with limited exceptions (such as for failing to execute an order), the Prime Execution Agent is not liable under the Prime Execution Agent Agreement unless in the event of its gross negligence, fraud, material violation of applicable law or willful misconduct. The Prime Execution Agent is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Execution Agent. These and the other limitations on the Prime Execution Agent’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Execution Agent directly caused such losses. Both the Trust and the Prime Execution Agent and its affiliates (including the Ether Custodian) are required to indemnify each other under certain circumstances.

Moreover, in the event of an insolvency or bankruptcy of the Prime Execution Agent (in the case of the Trading Balance) or the Ether Custodian (in the case of the Vault Balance), given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in insolvency of these types of entities in the digital asset industry, there is a risk that customers’ assets – including the Trust’s assets – may be considered the property of the estate of the Prime Execution Agent (in the case of the Trading Balance), or the Ether Custodian (in the case of the Vault Balance), and customers – including the Trust – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

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

There is a lack of consensus regarding the regulation of digital assets, including ether, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, Office of the Comptroller of the Currency (the “OCC”), CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ether in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate. The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, may amplify and/or accelerate these trends.

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

FinCEN requires any administrator or exchanger of convertible virtual currency (“CVC”) to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset platform, for similar violations. The requirement that exchangers that do business in the United States register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling ether and therefore may adversely affect the price of ether and an investment in the Shares.

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

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, then U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Ethereum network was to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs, and other technologies that could enhance privacy have been discussed by participants in the Ethereum network. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in in CVC transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Ethereum network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions – such as many digital asset platforms or the Trust’s service providers, such as the Prime Broker or Cash Custodian – to reduce support for or cease offering services for ether or to the Trust, which could impair the utility of ether, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations.

Prices of ether may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the ether market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of ether. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the ether market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin, and if true, there is no assurance similar dynamics would not be at work in the market for ether. There have been reports that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, including Bitfinex, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators, Tether Holdings Limited, Tether Operations Limited, Tether Limited, and Tether International Limited, in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. Bitfinex also agreed to pay the CFTC a $1.5 million fine to settle charges that Bitfinex offered off-exchange leveraged, margined, or financed transactions involving cryptocurrencies, including ether, with U.S. customers who were not eligible contract participants and accepted funds (including in the form of Tether stablecoins) and orders in connection with such illegal off-exchange transactions, triggering an obligation to register with the CFTC, which the CFTC order asserts it violated. The CFTC previously fined Bitfinex in 2016 on similar charges. In addition, a large amount of Tether is issued as ERC-20 tokens on the Ethereum network. If Tether were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC-20 Tether transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the ether market. An affiliate of the Sponsor acts as investment manager to a Money Market Fund, the Circle Reserve Fund, which the issuer of USDC uses to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares. An affiliate of the Sponsor has a minority equity interest in the issuer of USDC. Similar to Tether, a large amount of USDC is issued as ERC-20 tokens on the Ethereum network. If USDC were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC-20 USDC transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for ether. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run-on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including ether), regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, or proposed legislation, such as the Guiding and Establishing National Innovation for U.S. Stablecoins Act which prohibits the use of payment stablecoins unless the issuers obtain certain licenses and comply with various regulatory and other requirements, or the removal or migration of prominent stablecoins away from the Ethereum network, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the ether market, and affect the value of ether, and in turn impact an investment in the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 24,000,000 Shares (600 Baskets) were redeemed during the quarter ended March 31, 2025.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
01/01/25 to 01/31/25	—	$—
02/01/25 to 02/28/25	9,720,000	17.9210
03/01/25 to 03/31/25	14,280,000	15.1200
Total	24,000,000	$16.2544

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

10.4	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333‑275583) filed by the Registrant on May 29, 2024

10.5	Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of Form 8‑K (File No. 001-42166) filed by the Registrant on September 19, 2024

10.6	Master Custody Service Agreement incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-42166) filed by the Registrant on April 8, 2025

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Ethereum Trust ETF (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 7, 2025

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.