Form 10-Q
period 2025-06-30
iShares Ethereum Trust ETF
filed 2025-08-05
CIK 2000638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 31, 2025, the Registrant had 400,360,000 Shares outstanding.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Statements of Assets and Liabilities at June 30, 2025 and December 31, 2024	1

	Statements of Operations for the three and six months ended June 30, 2025 and the Period from May 21, 2024 (Date of Seeding) to June 30, 2024	2

	Statements of Changes in Net Assets for the three and six months ended June 30, 2025 and the Period from May 21, 2024 (Date of Seeding) to June 30, 2024	3

	Statements of Cash Flows for the six months ended June 30, 2025 and the Period from May 21, 2024 (Date of Seeding) to June 30, 2024	5

	Schedules of Investments at June 30, 2025 and December 31, 2024	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Ethereum Trust ETF

Statements of Assets and Liabilities (Unaudited)

At June 30, 2025 and December 31, 2024

	June 30, 2025	December 31, 2024
Assets
Investment in ether, at fair value(a)	$4,396,336,194	$3,571,669,777
Cash	20,811	37,023
Receivable for capital shares sold	6,067,847	—
Total Assets	4,402,424,852	3,571,706,800

Liabilities
Sponsor’s fees payable	561,369	444,633
Payable for investments purchased	6,067,675	—
Total Liabilities	6,629,044	444,633

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$4,395,795,808	$3,571,262,167

Shares issued and outstanding(b)	233,720,000	141,480,000
Net asset value per Share (Note 2C)	$18.81	$25.24

(a)	Cost of investment in ether: $5,242,898,137 and $3,543,902,275, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and the period from May 21, 2024 (Date of Seeding) to June 30, 2024

	Three Months Ended June 30, 2025		For the Period from May 21, 2024 (Date of Seeding) to June 30, 2024	Six Months Ended June 30, 2025		For the Period from May 21, 2024 (Date of Seeding) to June 30, 2024
Expenses
Sponsor’s fees	$1,882,114		$420	$3,920,616		$420
Sponsor’s fees waived	(751,364)		—	(1,543,217)		—
Total expenses	1,130,750		420	2,377,399		420
Net investment loss	(1,130,750)		(420)	(2,377,399)		(420)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Ether sold to pay expenses	(423,236)		—	(736,407)		—
Ether sold for the redemption of Shares	(93,180,835)		—	(296,522,510)		—
Net realized gain (loss)	(93,604,071	)(a)	—	(297,258,917	)(b)	—
Net change in unrealized appreciation/depreciation	854,250,640		590,295	(874,329,445)		590,295
Net realized and unrealized gain (loss)	760,646,569		590,295	(1,171,588,362)		590,295

Net increase (decrease) in net assets resulting from operations	$759,515,819		$589,875	$(1,173,965,761)		$589,875

Net increase (decrease) in net assets per Share(c)	$4.22		$1.47	$(6.83)		$1.47

(a)	Includes $807,973 of realized gains and $(94,412,044) of realized losses.
(b)	Includes $1,244,204 of realized gains and $(298,503,121) of realized losses.
(c)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2025

Six Months Ended June 30, 2025
Net Assets at December 31, 2024	$3,571,262,167

Operations:
Net investment loss	(1,246,649)
Net realized loss	(203,654,846)
Net change in unrealized appreciation/depreciation	(1,728,580,085)
Net decrease in net assets resulting from operations	(1,933,481,580)

Capital Share Transactions:
Contributions for Shares issued	938,716,000
Distributions for Shares redeemed	(390,105,968)
Net increase in net assets from capital share transactions	548,610,032

Decrease in net assets	(1,384,871,548)

Net Assets at March 31, 2025	$2,186,390,619

Operations:
Net investment loss	(1,130,750)
Net realized loss	(93,604,071)
Net change in unrealized appreciation/depreciation	854,250,640
Net increase in net assets resulting from operations	759,515,819

Capital Share Transactions:
Contributions for Shares issued	1,594,046,863
Distributions for Shares redeemed	(144,157,493)
Net increase in net assets from capital share transactions	1,449,889,370

Increase in net assets	2,209,405,189

Net Assets at June 30, 2025	$4,395,795,808

Shares issued and redeemed
Shares issued	126,120,000
Shares redeemed	(33,880,000)
Net increase in Shares issued and outstanding	92,240,000

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

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2025 and For the Period from May 21, 2024 (Date of Seeding) to June 30, 2024

	Six Months Ended June 30, 2025	Period from May 21, 2024 (Date of Seeding) to June 30, 2024
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(1,173,965,761)	$589,875
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(2,526,542,897)	(10,000,000)
Proceeds from ether sold	536,355,793	—
Net realized gain/(loss)	297,258,917	—
Net change in unrealized appreciation/depreciation	874,329,445	(590,295)
Change in operating assets and liabilities:
Sponsor’s fees payable	116,736	420
Net cash used in operating activities	$(1,992,447,767)	$(10,000,000)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$2,526,695,016	$10,000,000
Payments for Shares redeemed	(534,263,461)	—
Net cash provided by financing activities	$1,992,431,555	$10,000,000

Cash
Net decrease in cash	$(16,212)	$—
Cash, beginning of period	37,023	—
Cash, end of period	$20,811	$—

See notes to financial statements.

iShares® Ethereum Trust ETF

Schedules of Investments (Unaudited)

At June 30, 2025 and December 31, 2024

June 30, 2025

Description	Quantity	Cost	Fair Value
Ether	1,768,573	$5,242,898,137	$4,396,336,194

Total Investments – 100.01%			4,396,336,194
Liabilities in Excess of Other Assets – (0.01)%			(540,386)
Net Assets – 100.00%			$4,395,795,808

December 31, 2024

Description	Quantity	Cost	Fair Value
Ether	1,071,415	$3,543,902,275	$3,571,669,777

Total Investments – 100.01%			3,571,669,777
Liabilities in Excess of Other Assets – (0.01)%			(407,610)
Net Assets – 100.00%			$3,571,262,167

See notes to financial statements.

iShares® Ethereum Trust ETF

Notes to Financial Statements (Unaudited)

June 30, 2025

1 -	Organization

The iShares Ethereum Trust ETF (the “Trust”) was organized on November 9, 2023 as a Delaware statutory trust. The trustee is BlackRock Fund Advisors (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Bank of New York Mellon serves as the “Trust Administrator.” The Trust is governed by the provisions of the Third Amended and Restated Trust Agreement (the “Trust Agreement”) executed by the Sponsor, the Trustee and Wilmington Trust, National Association, a national association (“Delaware Trustee”), as of July 8, 2025. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

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

The following tables summarize activity in ether for the three months ended June 30, 2025 and for the period from May 21, 2024 (Date of Seeding) to June 30, 2024:

Three Months Ended June 30, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,191,766	$3,887,465,641	$2,186,653,058	$—
Ether purchased	651,971	1,593,981,362	1,593,981,362	—
Ether sold for the redemption of shares	(74,771)	(237,314,542)	(144,133,707)	(93,180,835)
Ether sold to pay expenses	(393)	(1,234,324)	(811,088)	(423,236)
Net realized loss	—	—	(93,604,071)	—
Net change in unrealized appreciation/depreciation	—	—	854,250,640	—
Ending balance	1,768,573	$5,242,898,137	$4,396,336,194	$(93,604,071)

For the Period from May 21, 2024 (Date of Seeding) to June 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Ether purchased	3,031	10,000,000	10,000,000	—
Ether sold for the redemption of shares	—	—	—	—
Ether sold to pay expenses	—	—	—	—
Net realized gain	—	—	—	—
Net change in unrealized appreciation/depreciation	—	—	590,295	—
Ending balance	3,031	$10,000,000	$10,590,295	$—

The following tables summarize activity in ether for the six months ended June 30, 2025 and for the period from May 21, 2024 (Date of Seeding) to June 30, 2024:

Six Months Ended June 30, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,071,415	$3,543,902,275	$3,571,669,777	$—
Ether purchased	954,503	2,532,610,572	2,532,610,572	—
Ether sold for the redemption of shares	(256,443)	(830,710,219)	(534,187,709)	(296,522,510)
Ether sold to pay expenses	(902)	(2,904,491)	(2,168,084)	(736,407)
Net realized loss	—	—	(297,258,917)	—
Net change in unrealized appreciation/depreciation	—	—	(874,329,445)	—
Ending balance	1,768,573	$5,242,898,137	$4,396,336,194	$(297,258,917)

For the Period from May 21, 2024 (Date of Seeding) to June 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Ether purchased	3,031	10,000,000	10,000,000	—
Ether sold for the redemption of shares	—	—	—	—
Ether sold to pay expenses	—	—	—	—
Net realized gain	—	—	—	—
Net change in unrealized appreciation/depreciation	—	—	590,295	—
Ending balance	3,031	$10,000,000	$10,590,295	$—

C.	Calculation of Net Asset Value

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

Shares are issued and redeemed continuously in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of ether attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only registered broker-dealers that are eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and that have entered into a contractual arrangement with the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash or ether. Baskets may be redeemed by the Trust in exchange for an amount of ether corresponding to their redemption value or for  the cash proceeds from selling the amount of ether corresponding to their redemption value.

In connection with cash creations and redemptions, the Trust engages in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders) by choosing, in its sole discretion, to trade directly with third parties (each, an “Ether Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Ether Trading Counterparties and the Trust, or choosing to trade through the Prime Execution Agent acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement.

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the six months ended June 30, 2025, the Sponsor’s fee was $3,920,616.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting July 23, 2024, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $2.5 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the six months ended June 30, 2025, the amount waived was $1,543,217.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net asset value per Share, beginning of period	$13.89	$25.24
Net investment loss(a)	(0.01)	(0.01)
Net realized and unrealized gain (loss)(b)	4.93	(6.42)
Net increase (decrease) in net assets from operations	4.92	(6.43)
Net asset value per Share, end of period	$18.81	$18.81

Total return, at net asset value(c)(d)	35.42%	(25.48)%

Ratio to average net assets:
Net investment income (loss)(e)	(0.15)%	(0.15)%
Total expenses(e)	0.25%	0.25%
Total expenses after fees waived(e)	0.15%	0.15%

(a)	Based on average Shares outstanding during the period.
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

Level 3 −	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At June 30, 2025 the value of the ether held by the Trust is categorized as Level 1.

10 -	Subsequent Events

On July 29, 2025, the SEC issued 19b-4 orders permitting in-kind creations and redemptions by authorized participants for the Trust. On July 31, 2025, the amendment to the Trust’s S-1 registration statement was declared effective. As a result of these regulatory actions, the Trust is authorized to create and redeem shares with authorized participants on an in-kind basis.

Other than the items noted above, there were no subsequent events requiring adjustment to, or additional disclosure in, the financial statements.

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

Introduction

The iShares Ethereum Trust ETF (the “Trust”) is a Delaware statutory trust. The Trust does not have any officers, directors, or employees, and is administered by the Third Amended and Restated Trust Agreement dated as of July 8, 2025, among iShares Delaware Trust Sponsor LLC (the “Sponsor”), BlackRock Fund Advisors (the “Trustee”) and Wilmington Trust, National Association, a national association (the “Delaware Trustee”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of ether held by a custodian on behalf of the Trust.

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of ether. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of ether.

The Trust issues and redeems Shares only in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of ether attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Only registered broker-dealers that have previously entered into an agreement with the Sponsor governing the terms and conditions of such issuance (such broker-dealer, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash or ether. Baskets may be redeemed by the Trust in exchange for an amount of ether corresponding to their redemption value or for the cash proceeds from selling the amount of ether corresponding to their redemption value.

In connection with cash creations and redemptions, the Trust engages in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders) by choosing, in its sole discretion, to trade directly with third parties (each, a “Ether Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Ether Trading Counterparties and the Trust, or choosing to trade through Coinbase Inc. (the “Prime Execution Agent”) acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement.

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

Results of Operations

The Quarter Ended June 30, 2025

The Trust’s net asset value increased from $2,186,390,619 at March 31, 2025 to $4,395,795,808 at June 30, 2025, a 101.05% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 157,440,000 Shares at March 31, 2025 to 233,720,000 Shares at June 30, 2025, a consequence of 86,160,000 Shares (2,154 Baskets) being created and 9,880,000 Shares (247 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value also benefited from an increase in the price of ether, which rose 35.48% from $1,834.80 at March 31, 2025 to $2,485.81 at June 30, 2025.

The 35.42% increase in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $13.89 at March 31, 2025 to $18.81 at June 30, 2025 is directly related to the 35.48% increase in the price of ether. The Financial Statement NAV increased slightly less than the price of ether on a percentage basis due to the net Sponsor’s fee, which was $1,130,750 for the quarter, or 0.04% of the Trust’s average weighted assets of $3,019,655,662 during the quarter.

The NAV of $21.31 on June 11, 2025 was the highest during the quarter, compared with a low during the quarter of $11.09 on April 8, 2025.

Net increase in net assets resulting from operations for the quarter ended June 30, 2025 was $759,515,819, resulting from an unrealized gain on investment in ether of $854,250,640, partially offset by a net investment loss of $1,130,750, a net realized loss of $423,236 from ether sold to pay expenses and a net realized loss of $93,180,835 from ether sold for the redemption of Shares. Other than the net Sponsor’s fees of $1,130,750, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2025

The Trust’s net asset value increased from $3,571,262,167 at December 31, 2024 to $4,395,795,808 at June 30, 2025, a 23.09% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 141,480,000 Shares at December 31, 2024 to 233,720,000 Shares at June 30, 2025, a consequence of 126,120,000 Shares (3,153 Baskets) being created and 33,880,000 Shares (847 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a decrease in the price of ether, which fell 25.43% from $3,333.60 at December 31, 2024 to $2,485.81 at June 30, 2025.

The 25.48% decrease in the Financial Statement NAV from $25.24 at December 31, 2024 to $18.81 at June 30, 2025 is directly related to the 25.43% decrease in the price of ether. The Financial Statement NAV decreased slightly more than the price of ether on a percentage basis due to the net Sponsor’s fee, which was $2,377,399 for the period, or 0.08% of the Trust’s average weighted assets of $3,162,484,711 during the period.

The NAV of $27.95 on January 6, 2025 was the highest during the period, compared with a low during the period of $11.09 on April 8, 2025.

Net decrease in net assets resulting from operations for the six months ended June 30, 2025 was $1,173,965,761, resulting from a net investment loss of $2,377,399, a net realized loss of $736,407 from ether sold to pay expenses, a net realized loss of $296,522,510 from ether sold for the redemption of Shares and an unrealized loss on investment in ether of $874,329,445 during the period. Other than the net Sponsor’s fee of $2,377,399, the Trust had no expenses during the period.

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

The price of some digital assets, including ether, have fluctuated significantly following the election of Donald Trump as president of the United States. Many expect the new administration to facilitate a supportive regulatory approach toward the digital asset industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity for blockchain technology and digital assets, thereby fostering their development in the U.S. Similarly, the digital asset industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. There can be no assurance that market expectations around future activity by the administration or Congress will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post‑President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide the expected level of regulatory clarity and support for blockchain technology and digital assets, could lead to a decline in digital asset prices, including ether. Such a decline could cause a decline in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political dynamics and sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

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

On March 13, 2024, the Ethereum network underwent a planned fork called “Dencun” implementing a series of EIPs. EIP 4844, which some commentators perceive to be the most significant EIP within the Dencun series, is intended to improve the economics of Layer 2s by reducing transaction fees for Layer 2s who batch transactions executed on the Layer 2s and upload them as a batch (or as a single proof) onto the main Layer 1 Ethereum network. Among other objectives, the Dencun software upgrade was designed to provide Layer 2 scaling solutions a designated storage space on the Layer 1 Ethereum network, called Binary Large Objects (“blobs”), which attach large data chunks to transactions on the Layer 1 Ethereum network and are recorded on its blockchain. The data in blobs become inaccessible on the Layer 1 Ethereum network after a temporary period of time (three weeks), unlike the previous method of storing batched data from Layer 2s on the Layer 1 Ethereum network, which was stored permanently. The cost of accessing the temporary storage in blobs is expected by proponents of the Dencun upgrade to be substantially lower than the cost of storing the data on the Ethereum Layer 1 network permanently, making Layer 2s more cost-efficient to operate and, some commentators hope, making them more attractive as a scaling solution. Immediately following the upgrade, some Layer 2s reportedly experienced reduced transaction fees when batching transactions to the main Layer 1 Ethereum network, which in turn lowered the transaction costs for executing transactions on such Layer 2s, but this also is believed to have resulted in ether prices (ether being the native asset of the Layer 1 Ethereum network) dropping as well due, in part, to the reduced demand for ether to pay the transaction costs of recording data on the Layer 1 Ethereum network. Decreased ether prices could have an adverse effect on the value of the Shares. Additionally, some Layer 2s, such as Blast, reportedly experienced outages and other disruptions in the aftermath of the Dencun upgrade, which in the case of Blast halted block production on the Blast Layer 2 blockchain for a period of time, though it was reportedly restored afterward. As with any change to software code, planned forks such as Dencun could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ether, and therefore the Shares.

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

As illustrated by Dencun and the Merge, the Ethereum network regularly implements planned forks in an effort to achieve its development roadmap, advance the scalability process, and to improve the network generally. For example, in connection with the Ethereum development roadmap, the Ethereum network executed planned forks to transition from the initial Frontier development stage into the Homestead development stage in 2016; to transition from the Homestead development stage to the first sub-stage, Byzantium, of the Metropolis development stage in 2017; to transition from the Byzantium sub‑stage to the St. Petersburg sub-stage in early 2019; and to transition from the St. Petersburg sub-stage to the Istanbul sub-phase, in late 2019. In April 2021, the Ethereum network underwent the Berlin and Altair planned forks, among others. In 2022, Ethereum underwent the Bellatrix and Paris planned forks in connection with the Merge. In 2023, Ethereum underwent the Capella and Shanghai planned forks (collectively, “Shapella”), which enabled withdrawals of staked assets to the Ethereum Layer 1 blockchain mainnet for the first time (they had previously been locked on the Beacon Chain testnet following the Merge). On May 7, 2025, “Pectra” which is a combination of the Prague execution layer hard fork and the Electra consensus layer upgrade, went live. Pectra, among other changes, increased the maximum amount of ether that a validator can stake from 32 to 2,048, allowing validators to manage higher balances with the goal of potentially reducing costs; introduce account abstraction, allowing externally owned accounts (EOAs) to temporarily function like smart contracts; and reduce security risks and shorten the wait time for new validators. Any of these or future planned forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s nodes, users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Ethereum community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

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

An unplanned fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of Ethereum Client software that nodes run and use to access the Ethereum network. For example, such an unplanned fork reportedly occurred in the Go-Ethereum (“Geth”) client, which is a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time, such as Besu, OpenEthereum, and Nethermind), and a patch was released that all nodes using the Geth client were supposed to download and apply simultaneously. However, not all nodes using Geth did so, resulting with the non-patched Geth nodes temporarily running a different version of the Ethereum blockchain than the patched Geth nodes and nodes using other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum blockchain, causing the nodes using the non-patched Geth version to be unable to reach consensus with the rest of the nodes on the Ethereum blockchain, interrupting the non-patch Geth nodes’ access to the Ethereum network. For example, Infura, which is a node operator that provides services to major Ethereum smart contracts, wallet software providers like MetaMask, ether trading platforms, and other market participants, reportedly ran numerous nodes using the Geth client. Infura’s Geth client‑running nodes reportedly used the outdated, non-patched Geth version initially, which is said to have caused those nodes to be on the minority blockchain, impacting transaction execution, validation, and recording on the main Layer 1 Ethereum network for Infura’s customers – such as Ethereum‑based smart contracts, wallet providers like MetaMask, ether trading platforms, etc. – until Infura was able to apply the software update released by the Geth client developers to Infura’s nodes that use Geth as their Ethereum Client. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all nodes using the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth nodes, fixing the problem and restoring access to the Ethereum network, including for Infura and its customers.

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

In addition, over the past several years, some digital asset platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset platforms. While, generally speaking, smaller digital asset platforms are less likely to have the infrastructure and capitalization that make larger digital asset platforms more stable, larger digital asset platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset platform Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned, and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. On February 21, 2025, Bybit, a centralized platform for exchanging digital assets, announced that more than $1.4 billion in ether had been stolen from its platform. Hackers were able to manipulate Bybit’s transfer process to authorize and complete the illicit transaction. The incident has resulted in renewed concerns over the security of digital asset platforms.

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

Further, if the Trustee decides to operationalize the Additional Ether Custodian, the Additional Ether Custodian would perform essential functions in terms of safekeeping any of the Trust’s ether that is held with Anchorage. The Anchorage Custodian Agreement provides the Trust with an available alternative ether custodian to safeguard the Trust’s ether; however, if the Trustee does not operationalize the Additional Ether Custodian, or if Anchorage fails to perform the functions of the Anchorage Custodian Agreement once operationalized, the Trust may be unable to operate or create or redeem Baskets, or may suffer losses, which could force the Trust to liquidate or adversely affect the price of the Shares. Anchorage could terminate services under the Anchorage Custodian Agreement upon providing the applicable notice to the Trust for any reason, or immediately for Cause. A “Termination for Cause” is defined in the Anchorage Custodian Agreement as: (i) the Trust materially breaches any provision of the Additional Ether Custodian Agreement, and such breach remains uncured for a period of 30 calendar days after notice of such breach is provided by Anchorage to the Trust; or (ii) the Trust becomes bankrupt or insolvent. If Anchorage were to terminate services under the Anchorage Custodian Agreement, the Trustee may need to find and appoint a replacement ether custodian.

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

The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the Division of Trading and Markets of the SEC and the Office of General Counsel of the Financial Industry Regulatory Authority (“FINRA”) stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there has yet to be definitive regulatory guidance on and the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot ether. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in ether under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for ether may be unable to demonstrate compliance with such requirements. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. As of the date of this filing, the Sponsor and the Trustee have not executed agreements that give them the ability to conduct creations and redemptions in-kind for ether, in addition to conducting creations and redemptions for cash.

Even with the recent approval of in-kind creations and redemptions, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial. See “—The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether and, as a result, the price of the Shares may fall or otherwise diverge from NAV.” Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders, the unavailability of Ether Trading Counterparties or the Prime Execution Agent’s services, or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences.

Further, there can be no assurance that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

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

There is a lack of consensus regarding the regulation of digital assets, including ether, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, Office of the Comptroller of the Currency (the “OCC”), CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ether in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate. The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital asset industry, may amplify and/or accelerate these trends.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Ethereum network was to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs, and other technologies that could enhance privacy have been discussed by participants in the Ethereum network. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in CVC transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Ethereum network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions – such as many digital asset platforms or the Trust’s service providers, such as the Prime Execution Agent or Cash Custodian – to reduce support for or cease offering services for ether or to the Trust, which could impair the utility of ether, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations.

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

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for ether. A significant portion of the digital asset market continues to depend on stablecoins such as Tether and USDC. As such, any disruption in the operation or perceived stability of these stablecoins such as a disorderly de-pegging event or a loss of market confidence resulting in a run on reserves could lead to substantial market volatility across digital assets more broadly.

Additional risks such as operational failures (e.g., technical issues that prevent settlement), concerns regarding the adequacy or transparency of reserve assets backing stablecoins, the use of unbacked or undercollateralized stablecoins in potentially manipulative trading practices and regulatory scrutiny of stablecoin issuers or intermediaries, including exchanges that facilitate stablecoin transactions, may also adversely affect market confidence and liquidity. Further, these risks are underscored by recent legislative developments. On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”) was enacted, establishing a federal regulatory framework for payment stablecoins. The GENIUS Act prohibits the issuance or use of payment stablecoins unless the issuer obtains a qualifying license and complies with a range of regulatory requirements, including reserve backing with liquid assets, redemption rights, governance standards, and operational transparency. The GENIUS Act also restricts the payment of interest on stablecoins and imposes oversight on both bank and nonbank issuers. The enactment of the GENIUS Act, or the removal or migration of prominent stablecoins from the Ethereum network, could reduce the willingness of market participants to engage in digital asset transactions that rely on stablecoins, diminish liquidity in the ether market, and adversely affect the price of ether. Any such developments could, in turn, materially and adversely impact the value of the Shares.

Digital asset treasury companies risk.

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including ether.

Digital asset treasury companies are a relatively new phenomenon and it is difficult to predict their long-term sustainability, and therefore their impact to digital asset markets, and to the Trust. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as ether, when prices are rising and they may in certain circumstances be forced to sell such assets when prices are decreasing, potentially causing downward pressure on ether prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for ether. Negative events or sentiment surrounding digital asset treasury companies could affect the market for ether. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 9,880,000 Shares (247 Baskets) were redeemed during the quarter ended June 30, 2025.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
04/01/25 to 04/30/25	5,880,000	$13.5433
05/01/25 to 05/31/25	1,600,000	13.6087
06/01/25 to 06/30/25	2,400,000	17.8121
Total	9,880,000	$14.5908

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

4.1	Third Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of the Pre-Effective Amendment No. 2 to Post‑Effective Amendment No. 1 to the Registration Statement on Form S-1/A (File No.333-275583) filed by the Registrant on July 11, 2025

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Pre-Effective Amendment No. 1 to Post‑Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-275583) filed by the Registrant on May 9, 2025

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

10.4	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333‑275583) filed by the Registrant on May 29, 2024

10.5	Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of Form 8‑K (File No. 001-42166) filed by the Registrant on September 19, 2024

10.6	Master Custody Service Agreement with Anchorage Digital Bank N.A. incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001‑42166) filed by the Registrant on April 8, 2025

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Ethereum Trust ETF (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 5, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 5, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.