Form 10-Q
period 2025-09-30
iShares Ethereum Trust ETF
filed 2025-11-06
CIK 2000638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, the Registrant had 528,000,000 Shares outstanding.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Statements of Assets and Liabilities at September 30, 2025 and December 31, 2024	1

	Statements of Operations for the three and nine months ended September 30, 2025, the three months ended September 30, 2024 and the period from May 21, 2024 (Date of Seeding) to September 30, 2024	2

	Statements of Changes in Net Assets for the three, six and nine months ended September 30, 2025, the three months ended September 30, 2024 and the period from May 21, 2024 (Date of Seeding) to September 30, 2024	3

	Statements of Cash Flows for the nine months ended September 30, 2025 and the period from May 21, 2024 (Date of Seeding) to September 30, 2024	5

	Schedules of Investments at September 30, 2025 and December 31, 2024	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

SIGNATURES		36

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Ethereum Trust ETF

Statements of Assets and Liabilities (Unaudited)

At September 30, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024
Assets
Investment in ether, at fair value(a)	$15,874,086,142	$3,571,669,777
Cash	45,679	37,023
Receivable for capital shares sold	127,490,911	—
Total Assets	16,001,622,732	3,571,706,800

Liabilities
Sponsor’s fees payable	3,356,165	444,633
Payable for investments purchased	127,488,045	—
Total Liabilities	130,844,210	444,633

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$15,870,778,522	$3,571,262,167

Shares issued and outstanding(b)	508,080,000	141,480,000
Net asset value per Share (Note 2C)	$31.24	$25.24

(a)	Cost of investment in ether: $13,483,951,930 and $3,543,902,275, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 the three months ended September 30, 2024 and the period from May 21, 2024 (Date of Seeding) to September 30, 2024

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2025	Period from May 21, 2024 (Date of Seeding) to September 30, 2024
Expenses
Sponsor’s fees	$7,917,727	$358,491		$11,838,343	$358,911
Sponsor’s fees waived	(204,795)	(186,634)		(1,748,012)	(186,634)
Total expenses	7,712,932	171,857		10,090,331	172,277
Net investment loss	(7,712,932)	(171,857)		(10,090,331)	(172,277)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Ether sold to pay expenses	730,372	(21,660)		(6,035)	(21,660)
Ether sold for the redemption of Shares	327,082,377	—		30,559,867	—
Net realized gain (loss)	327,812,749 (a)	(21,660	)(b)	30,553,832 (c)	(21,660	)(b)
Net change in unrealized appreciation/depreciation	3,236,696,155	(138,509,122)		2,362,366,710	(137,918,827)
Net realized and unrealized gain (loss)	3,564,508,904	(138,530,782)		2,392,920,542	(137,940,487)

Net increase (decrease) in net assets resulting from operations	$3,556,795,972	$(138,702,639)		$2,382,830,211	$(138,112,764)

Net increase (decrease) in net assets per Share(d)	$8.59	$(4.67)		$9.40	$(6.69)

(a)	Includes $352,587,218 of realized gains and $(24,774,469) of realized losses.
(b)	Includes $82 of realized gains and $(21,742) of realized losses.
(c)	Includes $353,831,422 of realized gains and $(323,277,590) of realized losses.
(d)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2025

Nine Months Ended September 30, 2025
Net Assets at December 31, 2024	$3,571,262,167

Operations:
Net investment loss	(1,246,649)
Net realized loss	(203,654,846)
Net change in unrealized appreciation/depreciation	(1,728,580,085)
Net decrease in net assets resulting from operations	(1,933,481,580)

Capital Share Transactions:
Contributions for Shares issued	938,716,000
Distributions for Shares redeemed	(390,105,968)
Net increase in net assets from capital share transactions	548,610,032

Decrease in net assets	(1,384,871,548)

Net Assets at March 31, 2025	$2,186,390,619

Operations:
Net investment loss	(1,130,750)
Net realized loss	(93,604,071)
Net change in unrealized appreciation/depreciation	854,250,640
Net increase in net assets resulting from operations	759,515,819

Capital Share Transactions:
Contributions for Shares issued	1,594,046,863
Distributions for Shares redeemed	(144,157,493)
Net increase in net assets from capital share transactions	1,449,889,370

Increase in net assets	2,209,405,189

Net Assets at June 30, 2025	$4,395,795,808

Operations:
Net investment loss	(7,712,932)
Net realized gain	327,812,749
Net change in unrealized appreciation/depreciation	3,236,696,155
Net increase in net assets resulting from operations	3,556,795,972

Capital Share Transactions:
Contributions for Shares issued	9,717,095,182
Distributions for Shares redeemed	(1,798,908,440)
Net increase in net assets from capital share transactions	7,918,186,742

Increase in net assets	11,474,982,714

Net Assets at September 30, 2025	$15,870,778,522

Shares issued and redeemed
Shares issued	458,800,000
Shares redeemed	(92,200,000)
Net increase in Shares issued and outstanding	366,600,000

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

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2025 and For the Period from May 21, 2024 (Date of Seeding) to September 30, 2024

	Nine Months Ended September 30, 2025	Period from May 21, 2024 (Date of Seeding) to September 30, 2024
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$2,382,830,211	$(138,112,764)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(12,121,785,057)	(1,157,427,156)
Proceeds from ether sold	2,339,777,279	63,328
Net realized (gain) loss	(30,553,832)	21,660
Net change in unrealized appreciation/depreciation	(2,362,366,710)	137,918,827
Change in operating assets and liabilities:
Sponsor’s fees payable	2,911,532	84,058
Net cash used in operating activities	$(9,789,186,577)	$(1,157,452,047)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$12,122,367,134	$1,157,455,307
Payments for Shares redeemed	(2,333,171,901)	—
Net cash provided by financing activities	$9,789,195,233	$1,157,455,307

Cash
Net increase in cash	$8,656	$3,260
Cash, beginning of period	37,023	—
Cash, end of period	$45,679	$3,260

See notes to financial statements.

iShares® Ethereum Trust ETF

Schedules of Investments (Unaudited)

At September 30, 2025 and December 31, 2024

September 30, 2025

Description	Quantity	Cost	Fair Value
Ether	3,842,823	$13,483,951,930	$15,874,086,142

Total Investments – 100.02%			15,874,086,142
Liabilities in Excess of Other Assets – (0.02)%			(3,307,620)
Net Assets – 100.00%			$15,870,778,522

December 31, 2024

Description	Quantity	Cost	Fair Value
Ether	1,071,415	$3,543,902,275	$3,571,669,777

Total Investments – 100.01%			3,571,669,777
Liabilities in Excess of Other Assets – (0.01)%			(407,610)
Net Assets – 100.00%			$3,571,262,167

See notes to financial statements.

iShares® Ethereum Trust ETF

Notes to Financial Statements (Unaudited)

September 30, 2025

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

On  July 29, 2025, the SEC issued 19b-4 orders permitting in-kind creations and redemptions by authorized participants for the Trust. On  July 31, 2025, the amendment to the Trust’s registration statement on Form S-1 was declared effective. As a result of these regulatory actions, the Trust is authorized to create and redeem shares with authorized participants on an in-kind basis.

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

Gain or loss on sales of ether is calculated on a trade date basis using the average cost method.

The following tables summarize activity in ether for the three months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,768,573	$5,242,898,137	$4,396,336,194	$—
Ether purchased	2,516,582	9,716,662,530	9,716,662,530	—
Ether sold for the redemption of shares	(441,125)	(1,471,657,646)	(1,798,740,023)	327,082,377
Ether sold to pay expenses	(1,207)	(3,951,091)	(4,681,463)	730,372
Net realized gain	—	—	327,812,749	—
Net change in unrealized appreciation/depreciation	—	—	3,236,696,155	—
Ending balance	3,842,823	$13,483,951,930	$15,874,086,142	$327,812,749

Three Months Ended September 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	3,031	$10,000,000	$10,590,295	$—
Ether purchased	384,840	1,147,427,156	1,147,427,156	—
Ether sold to pay expenses	(28)	(84,988)	(63,328)	(21,660)
Net realized loss	—	—	(21,660)	—
Net change in unrealized appreciation/depreciation	—	—	(138,509,122)	—
Ending balance	387,843	$1,157,342,168	$1,019,423,341	$(21,660)

The following tables summarize activity in ether for the nine months ended September 30, 2025 and the period from May 21, 2024 (Date of Seeding) to September 30, 2024:

Nine Months Ended September 30, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,071,415	$3,543,902,275	$3,571,669,777	$—
Ether purchased	3,471,085	12,249,273,102	12,249,273,102	—
Ether sold for the redemption of shares	(697,568)	(2,302,367,865)	(2,332,927,732)	30,559,867
Ether sold to pay expenses	(2,109)	(6,855,582)	(6,849,547)	(6,035)
Net realized gain	—	—	30,553,832	—
Net change in unrealized appreciation/depreciation	—	—	2,362,366,710	—
Ending balance	3,842,823	$13,483,951,930	$15,874,086,142	$30,553,832

Period from May 21, 2024 (Date of Seeding) to September 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Ether purchased	387,871	1,157,427,156	1,157,427,156	—
Ether sold to pay expenses	(28)	(84,988)	(63,328)	(21,660)
Net realized loss	—	—	(21,660)	—
Net change in unrealized appreciation/depreciation	—	—	(137,918,827)	—
Ending balance	387,843	$1,157,342,168	$1,019,423,341	$(21,660)

C.	Calculation of Net Asset Value

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

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the nine months ended September 30, 2025, the Sponsor’s fee was $11,838,343.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting July 23, 2024, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $2.5 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the nine months ended September 30, 2025, the amount waived was $1,748,012.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2025, the three months ended September 30, 2024 and the period from May 21, 2024 (Date of Seeding) to September 30, 2024.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Period from May 21, 2024 (Date of Seeding) to September 30, 2024
Net asset value per Share, beginning of period	$18.81	$26.47	$25.24	$25.00
Net investment loss(a)	(0.02)	(0.01)	(0.04)	(0.01)
Net realized and unrealized gain (loss)(b)	12.45	(6.55)	6.04	(5.08)
Net increase (decrease) in net assets from operations	12.43	(6.56)	6.00	(5.09)
Net asset value per Share, end of period	$31.24	$19.91	$31.24	$19.91

Total return, at net asset value(c)(d)	66.08%	(24.78)%	23.77%	(20.20	)%(e)(f)

Ratio to average net assets:
Net investment loss(g)	(0.24)%	(0.12)%	(0.21)%	(0.12)%
Total expenses(g)	0.25%	0.24%	0.25%	0.24%
Total expenses after fees waived(g)	0.24%	0.12%	0.21%	0.12%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2025, the value of the ether held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2025

The Trust’s net asset value increased from $4,395,795,808 at June 30, 2025 to $15,870,778,522 at September 30, 2025, a 261.04% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 233,720,000 Shares at June 30, 2025 to 508,080,000 Shares at September 30, 2025, a consequence of 332,680,000 Shares (8,317 Baskets) being created and 58,320,000 Shares (1,458 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value also benefited from an increase in the price of ether, which rose 66.18% from $2,485.81 at June 30, 2025 to $4,130.84 at September 30, 2025.

The 66.08% increase in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $18.81 at June 30, 2025 to $31.24 at September 30, 2025 is directly related to the 66.18% increase in the price of ether. The Financial Statement NAV increased slightly less than the price of ether on a percentage basis due to the net Sponsor’s fee, which was $7,712,932 for the quarter, or 0.06% of the Trust’s average weighted assets of $12,565,170,179 during the quarter.

The NAV of $36.46 on August 22, 2025 was the highest during the quarter, compared with a low during the quarter of $18.28 on July 1, 2025.

Net increase in net assets resulting from operations for the quarter ended September 30, 2025 was $3,556,795,972, resulting from a net realized gain of $730,372 from ether sold to pay expenses, a net realized gain of $327,082,377 from ether sold for the redemption of Shares and an unrealized gain on investment in ether of $3,236,696,155, partially offset by a net investment loss of $7,712,932. Other than the Sponsor’s fee of $7,712,932, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2025

The Trust’s net asset value increased from $3,571,262,167 at December 31, 2024 to $15,870,778,522 at September 30, 2025, a 344.40% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 141,480,000 Shares at December 31, 2024 to 508,080,000 Shares at September 30, 2025, a consequence of 458,800,000 Shares (11,470 Baskets) being created and 92,200,000 Shares (2,305 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value also benefited from an increase in the price of ether, which rose 23.92% from $3,333.60 at December 31, 2024 to $4,130.84 at September 30, 2025.

The 23.77% increase in the Financial Statement NAV from $25.24 at December 31, 2024 to $31.24 at September 30, 2025 is directly related to the 23.92% increase in the price of ether. The Financial Statement NAV increased slightly less than the price of ether on a percentage basis due to the net Sponsor’s Fee, which was $10,090,331 for the period, or 0.16% of the Trust’s average weighted assets of $6,331,492,268 during the period.

The NAV of $36.46 on August 22, 2025 was the highest during the period, compared with a low during the period of $11.09 on April 8, 2025.

Net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $2,382,830,211, resulting from an unrealized gain on investment in ether of $2,362,366,710, a net realized gain of $30,559,867 on ether distributed for the redemption of Shares, a net realized loss of $6,035 from ether sold to pay expenses during the period and a net investment loss of $10,090,331. Other than the Sponsor’s fee of $10,090,331, the Trust had no expenses during the period.

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

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for ether. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ether’s history, including in 2021-2023. As of the date of this report, digital asset prices have continued to fluctuate in 2025. For example, ether lost approximately 12.2% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, ether) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges.

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

The prices of some digital assets, including ether, have fluctuated significantly following the election of Donald Trump as president of the United States. Many expect the new administration to facilitate a supportive regulatory approach toward the digital asset industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity for blockchain technology and digital assets, thereby fostering their development in the U.S. Similarly, the digital asset industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. There can be no assurance that market expectations around future activity by the administration or Congress will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide the expected level of regulatory clarity and support for blockchain technology and digital assets, could lead to a decline in digital asset prices, including ether. Such a decline could cause a decline in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political dynamics and sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

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

In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate transaction fees paid to ether validators in such a manner that reduced the total net issuance of ether fees paid to validators. If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Ethereum network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the Ethereum blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●

A reduction in the processing power expended by validators on the Ethereum network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control. See “-If a malicious actor or botnet obtains control of more than 50% of the validating power on the Ethereum network, or otherwise obtains control over the Ethereum network through its influence over core developers or otherwise, such actor or botnet could manipulate the Ethereum blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.”

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

●

To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Ethereum network and could prevent the Trust from completing transactions associated with the day-to-day operations of the Trust, including creations and redemptions of the Shares in exchange for ether or cash with Authorized Participants.

●

During the course of the block validation processes, validators exercise the discretion to select which transactions to include within a block and in what order to include these transactions. Beyond the standard block reward and transaction fees, validators on many blockchains, including the Ethereum blockchain, have the ability to extract what is known as Maximal Extractable Value (“MEV”) by strategically choosing, reordering, or excluding certain transactions during block production in return for increased transaction fees or other forms of profit for such validators. In blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum network, users may attempt to gain an advantage over other users by offering additional fees to validators for effecting a certain order or inclusions of certain transactions within a block. Certain software solutions, such as MEV Boost by Flashbots, have been developed which facilitate validators and other parties in the ecosystem in capturing MEV. MEV Boost is one way to capture MEV on the Ethereum network, but it is not the only way, although it is widely understood that most validation on the Ethereum network involves MEV Boost. MEV Boost is designed to separate block building from block proposal ("proposer-builder separation"), with the intent to decentralize validation activity and reduce the likelihood of transaction censorship by validators. In MEV Boost, there are four groups of market participants: "searchers", who identify MEV opportunities by scanning the publicly visible so-called memory pool (“mempool”) of pending but unexecuted transactions awaiting validation; "builders", who take transactions awaiting validation and build them into potential blocks in a manner that captures the MEV opportunities identified by searchers, but do not propose the block to the Ethereum network; "relays", who send limited information about the block (such as the amount of transaction fees payable to the validator), but not the complete list of transactions, to the validator who will propose them to the Ethereum network; and "proposers", the validators who have been selected by the Ethereum network to propose a particular block, who are generally intended to accept blocks in the form proposed by block builders and relayed by relays without changing their contents (leading to the intended proposer-builder separation that MEV-Boost was designed to facilitate). The presence of MEV on many blockchains, including the Ethereum blockchain, may incentivize associated practices such as sandwich attacks or front running that can have negative repercussions on DeFi users. A “sandwich attack” on many blockchains that enable DeFi transactions, including the Ethereum blockchain, is executed by placing two transactions around a large, detected transaction to capitalize on the expected price impact. For instance, a market participant (such as a searcher on MEV Boost) might identify a sizable transaction within the publicly visible mempool that will significantly alter an asset’s price on a decentralized exchange. The participant could then for example orchestrate a transaction bundle: one transaction to acquire the asset prior to the detected transaction, followed by the large transaction itself, and a final transaction to sell the asset after the market price has increased due to the large transaction’s execution. Such transaction bundles can be submitted to validators through mechanisms like MEV-Boost (in the case of the Ethereum network, with other networks having other mechanisms), with validators receiving a share of the profits as an incentive to include the specific transaction bundle in the block. In the context of MEV on the Ethereum network, “front running” is said to occur when a user spots a transaction in the mempool, and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction that is still in the mempool. MEV may also compromise the predictability of transaction execution on many blockchains, including the Ethereum blockchain, which may deter usage of the network as a whole. Although based on widely available information given that transactions in the mempool are publicly visible, there have also been instances of validators allegedly leveraging the MEV-Boost software to allegedly trick the software into prematurely releasing the full contents of proposed blocks, such as by a block proposer providing a false signature to the relay. For example, in April 2023, certain Ethereum validators (acting as proposers) allegedly exploited the MEV Boost software that allegedly allowed them to view the full contents of proposed blocks submitted by relays before this information was made public (for example, by allegedly signing transactions with relays using false signatures), allegedly enabling them to insert their own front-running transactions (acting as builders) in front of the front-running transactions originally identified by searchers, propose modified blocks containing those front-running transactions, and allegedly capture approximately $25 million in profits by manipulating block order to the detriment of the original sandwichers (i.e., the searchers who identified MEV opportunities for block builders to incorporate into potential blocks and relays to relay to potential proposers). On May 15, 2024, Anton Peraire-Bueno and James Peraire-Bueno were indicted in the United States District Court for the Southern District of New York for this exploitation of MEV-Boost and specifically charged with wire fraud, wire fraud conspiracy, and money laundering. They assert defenses on a variety of grounds, including, among others, that the searchers in MEV Boost conducted the original sandwich attacks, which victimize ordinary traders by driving up costs and exploiting their trades in the publicly visible mempool in the first place. As of the date of this report, the case has not been decided yet. The case, which the indictment itself acknowledges is the "first of its kind", raises novel issues for the digital assets industry given that validators attempting to capture MEV is a widespread practice on many blockchain networks, including the Ethereum network, and is widely viewed as a test case by legal commentators, illustrating that applicable law and regulation around MEV remains unsettled. Any potential perception of MEV as unfair manipulation, despite its prevalence on many blockchain networks, including the Ethereum network, may lead to adverse publicity, legal and regulatory uncertainty, or discourage users and other stakeholders from engaging with DeFi protocols or the Ethereum network in general, which could cause ether to lose value. In addition, it is possible governmental authorities, regulators or legislators could enact rules which restrict practices associated with MEV, which could diminish the popularity of the Ethereum network among users and validators and could – if it hampers or impedes existing validation processes – potentially even lead to a reduction in network security or cause ether to lose value. MEV is a novel issue, and while it is impossible to predict with certainty how it could affect the price of ether over time, any of these or other outcomes related to MEV may adversely affect the value of ether and the value of the Shares.

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

Another example of Ethereum's open-source dependencies is that Shipyard, one of the key maintainers of libp2p – the peer-to-peer networking stack under Ethereum –ceased support for Go and JavaScript by September 30, 2025. Libp2p is important for the efficient operation of the Ethereum network, particularly in broadcasting new blocks and validator votes, which illustrates Ethereum's open-source dependencies. A failure to maintain or evolve the network’s open-source components could materially impair the Ethereum network’s functionality and, in turn, adversely impact the price of ether and value of the Shares.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks, including the Ethereum network, face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single validator on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the fact that all validators participate in validating in each block and the capabilities of each single fully participating node.

As of September 30, 2025, the Ethereum network handled approximately 15 transactions per second (according to Dune analytics). In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Ethereum network has been, at times, at capacity, which has led to increased transaction fees. In December 2017, the popularity of the blockchain-based game Cryptokitties led to significant network congestion on the Ethereum network. The game, which allows players to trade and create virtual kitties, represented by non-fungible tokens (“NFTs”), was reported by some sources to have accounted for more than 10% of the entire Ethereum network traffic at the time causing increases in transaction fees and delays in transaction processing times, and driving Ethereum network traffic to a reported then-all time high. Since January 1, 2020, ether transaction fees have increased from $0.08 average daily transaction fees per ether transaction, to a high of up to approximately $200.06 average daily transaction fees per transaction on May 1, 2022. As of September 30, 2025, ether transaction fees stood at $0.46 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for ether (e.g., micropayments), and could reduce demand for, and the price of, ether, which could adversely impact the value of the Shares.

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade culminating in the Merge. The Merge amended the Ethereum network’s consensus mechanism to a process known as proof-of-stake, and was intended to address the perceived shortcomings of the proof-of-work consensus mechanism in terms of labor intensity and duplicative computational effort expended by validators (known under proof-of-work as “miners”) who did not win the race, under proof of work, to be the first in time to solve the cryptographic puzzle that would allow them to be the only validator permitted to validate the block and receive the resulting block reward (which was only given to the first validator to successfully solve the puzzle and hash a given block, and not to others). Instead, under proof-of-stake, a single validator is randomly selected to solve the cryptographic puzzle needed to validate a block, which it proposes to a committee of other validators, who vote for whether to include the block (or not), which reduces the computational work performed – and energy expended – to validate each block compared to proof-of-work.

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

The rapid development of other competing scalability solutions, such as those which would rely on handling the bulk of computational work relating to transactions or smart contracts and applications built on the Ethereum network (consistent with common usage, all such applications are referred to as “decentralized applications” or “dApps”, whether or not decentralized in fact) outside of the main Ethereum network and Ethereum blockchain, has caused alternatives to sharding to emerge. “Layer 2” is a collective term for solutions which are designed to help increase throughput and reduce transaction fees by handling or validating transactions off the main Ethereum network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Ethereum network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Ethereum network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. For example, “rollups” perform transaction execution outside the Layer 1 Ethereum network and then post the data, typically in batches, back to the Layer 1 Ethereum network where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves) that is recorded on the Layer 1 Ethereum network. By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels”, which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Ethereum network (the transaction opening the state channel, and the transaction closing the channel), “side chains”, in which an entire Layer 2 blockchain network with similar capabilities to the existing Layer 1 Ethereum network runs in parallel with the existing Layer 1 Ethereum network and allows smart contracts and dApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Ethereum network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

There is no guarantee that any of the mechanisms in place or being explored for increasing the speed and throughput of settlement of Ethereum network transactions will be effective, or how long these mechanisms will take to become effective, which could cause the Ethereum network to not adequately resolve scaling challenges and adversely impact the adoption of ether and the Ethereum network and the value of the Shares. There is no guarantee that any potential scaling solution, whether a change to the Layer 1 Ethereum network like sharding or the introduction of a Layer 2 solution like rollups, state channels or side chains, will achieve widespread adoption. Alternatively, in theory, the widespread adoption of Layer 2 solutions could succeed in reducing congestion on the Layer 1 Ethereum network by moving transactions and computational work to the Layer 2 level and thereby reduce direct transactions on the Layer 1 Ethereum network, but by reducing transactions on the Layer 1 Ethereum network, could reduce demand for ether on the Layer 1 Ethereum network, which could in theory negatively impact the price of ether. It is possible that proposed changes to the Layer 1 Ethereum network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Ethereum network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Ethereum network to suffer reduced adoption or causing nodes, users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. For example, in April 2024, Starknet, a Layer 2 built on the Layer 1 Ethereum network, suffered an outage reportedly caused by a rounding error bug that halted production of new blocks on Starknet’s Layer 2 blockchain network. Similar outages, bugs, defects, or other problems could affect Layer 2s in the future. Similarly, in multiple instances throughout 2022 and 2023, the Arbitrum Layer 2 network experienced outages due to failures in its primary node responsible for submitting transactions to the Layer 1 Ethereum network. Although the Layer 1 Ethereum network is believed not to have been affected by those outages, problems on Layer 2s in the future could conceivably affect or cause issues for the Layer 1 Ethereum network. Alternatively, if a widely used Layer 2 network were to fail, it could reduce demand for ether because it would eliminate a source of demand for using ether to record transactions from the Layer 2 onto the Layer 1 Ethereum network. Any of the foregoing could adversely affect the price of ether or the value of the Shares.

A temporary or permanent “fork” could adversely affect the value of the Shares.

The Ethereum network operates using open-source protocols, meaning that any user can become a node by downloading the Ethereum Client and participating in the Ethereum network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to the Ethereum network’s source code and then propose that the Ethereum network community support the modification. These proposed modifications to the Ethereum network’s source code, if adopted, can lead to forks (referred to as “planned forks” because they take place through a formal process).

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

Typically, in the case of a planned fork, once the EIPs are formally introduced by being merged into the EIP repository on GitHub, a robust debate within the Ethereum community as to the advisability of the proposed change ordinarily follows. Assuming the core developers at the protocol level and the developers of individual Ethereum Clients reach a broad consensus among themselves in favor of introducing the change into the respective source code they are responsible for developing and maintaining, the source code modification will be introduced and made available to download. A modification of the Ethereum network’s source code is only effective with respect to the Ethereum nodes that download it and modify their Ethereum Clients accordingly, and in practice such decisions are heavily influenced by the preferences of validators and users. Typically, after a modification is introduced and if a sufficiently broad critical mass of users and validators support the modification and nodes download the modification into their individual Ethereum Clients, the change is implemented and the Ethereum network continues to operate uninterrupted, assuming there are no software issues (e.g., bugs, outages, etc.). However, if less than a sufficiently broad critical mass (in practice, amounting to a substantial majority) of users and validators support the proposed modification and nodes refuse to download the modification to their Ethereum Clients, and the modification is not backwards compatible with the Ethereum blockchain or network or the Ethereum Clients of nodes prior to their modification, the consequence would be what is known as a “hard fork” of the Ethereum network, with one group of nodes running the pre-modified software, with users and validators continuing to use the pre-modified software, while the other group would adopt and run the modified software. The effect of such a hard fork would be the existence of two versions of the Ethereum network running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. In practice, in a hard fork, the two networks would compete with each other for developers, node operators, users, validators, and adoption, potentially to their mutual detriment (for example, if the number of validators on each network is too small leading to security concerns, as discussed below, or if the number of users on each is reduced compared to the number of users of the single pre-fork blockchain network). Debates relating to hard forks can be contentious and hard fought among network participants and can lead to ill will. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the total on either network, thereby making them both more susceptible to attack.

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

The Ethereum core developers have agreed on December 2025 as the date of the upcoming Fusaka hard fork, which is designed to expand data capacity, reinforce defenses against denial-of-service attacks, and introduce new tools for developers and users, among others. The main feature of the Fusaka upgrade is a new way of handling the data in the blobs introduced by the Dencun upgrade, which is expected to create improvements for Layer 2s to store data on the main Ethereum network. As with any change to software code, planned forks such as Fusaka could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ether, and therefore the Shares.

As illustrated by Dencun, the Merge, and Fusaka, the Ethereum network regularly implements planned forks in an effort to achieve its development roadmap, advance the scalability process, and to improve the network generally. For example, in connection with the Ethereum development roadmap, the Ethereum network executed planned forks to transition from the initial Frontier development stage into the Homestead development stage in 2016; to transition from the Homestead development stage to the first sub-stage, Byzantium, of the Metropolis development stage in 2017; to transition from the Byzantium sub-stage to the St. Petersburg sub-stage in early 2019; and to transition from the St. Petersburg sub-stage to the Istanbul sub-phase, in late 2019. In April 2021, the Ethereum network underwent the Berlin and Altair planned forks, among others. In 2022, Ethereum underwent the Bellatrix and Paris planned forks in connection with the Merge. In 2023, Ethereum underwent the Capella and Shanghai planned forks (collectively, “Shapella”), which enabled withdrawals of staked assets to the Ethereum Layer 1 blockchain mainnet for the first time (they had previously been locked on the Beacon Chain testnet following the Merge). On May 7, 2025, “Pectra” which is a combination of the Prague execution layer hard fork and the Electra consensus layer upgrade, went live. Pectra, among other changes, increased the maximum amount of ether that a validator can stake from 32 to 2,048, allowing validators to manage higher balances with the goal of potentially reducing costs; introduce account abstraction, allowing externally owned accounts (EOAs) to temporarily function like smart contracts; and reduce security risks and shorten the wait time for new validators. Any of these or future planned forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s nodes, users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Ethereum community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

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

An unplanned fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of Ethereum Client software that nodes run and use to access the Ethereum network. For example, such an unplanned fork reportedly occurred in the Go-Ethereum (“Geth”) client, which is a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time, such as Besu, OpenEthereum, and Nethermind), and a patch was released that all nodes using the Geth client were supposed to download and apply simultaneously. However, not all nodes using Geth did so, resulting with the non-patched Geth nodes temporarily running a different version of the Ethereum blockchain than the patched Geth nodes and nodes using other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum blockchain, causing the nodes using the non-patched Geth version to be unable to reach consensus with the rest of the nodes on the Ethereum blockchain, interrupting the non-patch Geth nodes’ access to the Ethereum network. For example, Infura, which is a node operator that provides services to major Ethereum smart contracts, wallet software providers like MetaMask, ether trading platforms, and other market participants, reportedly ran numerous nodes using the Geth client. Infura’s Geth client-running nodes reportedly used the outdated, non-patched Geth version initially, which is said to have caused those nodes to be on the minority blockchain, impacting transaction execution, validation, and recording on the main Layer 1 Ethereum network for Infura’s customers – such as Ethereum-based smart contracts, wallet providers like MetaMask, ether trading platforms, etc. – until Infura was able to apply the software update released by the Geth client developers to Infura’s nodes that use Geth as their Ethereum Client. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all nodes using the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth nodes, fixing the problem and restoring access to the Ethereum network, including for Infura and its customers.

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

Smart contracts are programs that run on the Ethereum blockchain that execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO allowed an attack by a hacker to syphon approximately $60 million worth of ether from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain core developers and contributors pursued a “hard fork” of the Ethereum network in order to erase any record of the theft. Despite these efforts, the price of ether reportedly dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a reportedly $30 million theft of ether, and in November 2017, a new vulnerability in Parity’s wallet software reportedly led to roughly $160 million worth of ether being indefinitely frozen in an account. Furthermore, in April 2018, a batch overflow bug was found in many Ethereum-based ERC20-compatible smart contract tokens that allows hackers to create a large number of smart contract tokens, causing multiple crypto asset platforms worldwide to shut down ERC20-compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of crypto assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited crypto assets into the smart contract. Other smart contracts, such as bridges between blockchain networks and DeFi protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of ether.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users.” These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data or transmits ether or other digital assets, and make other changes to the smart contract. Furthermore, in some cases inadequate public information may be available about certain smart contracts or applications, and information asymmetries may exist, even with respect to open-source smart contracts or applications; certain participants may have hidden informational or technological advantages, making for an uneven playing field. There may be opportunities for bad actors to perpetrate fraudulent schemes and engage in illicit activities and other misconduct, such as exit scams and rug pulls (orchestrated by developers and/or influencers who promote a smart contract or application and, ultimately, escape with the money at an agreed time), or Ponzi or similar fraud schemes.

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

The complexity and interconnectedness of digital asset networks, applications, and economic systems enables new forms of malicious attacks that leverage a feature or vulnerability of one system to attack another. Such an attack may take the form of a temporary manipulation of the price of certain digital assets that trigger second order behaviors, such as automatic collateral liquidations on decentralized applications or digital asset trading platforms. Such an attack could adversely affect investments. A malicious actor can exploit the structure of one or a series of smart contracts or applications in ways that do not technically constitute exploitation of a “bug” or flaw in the smart contract or application. For example, such an exploit has occurred repeatedly in the Ethereum DeFi ecosystem, whereby a decentralized trading platform or lending application is designed to reference an external pricing source of a particular digital asset to determine when to liquidate collateral. By manipulating the price of the particular digital asset on a third-party platform (such as a digital asset trading platform), the pricing source used by the decentralized trading platform or application is consequently manipulated, which then leads to uneconomic collateral liquidations on the decentralized trading platform or application. Such liquidations may be processed automatically and could have a material adverse effect on our investments and trading strategies.

Unlike some digital assets, which have a limit on outstanding supply, there is no limit on ether supply.

Some digital assets have a limit on outstanding supply (“hard cap”) on the supply of outstanding digital assets. There is no hard cap on the supply of ether, which will continue to be issued as a reward to validators for new blocks. The price of many digital assets like ether is heavily influenced by supply and demand. If the supply of ether is inflationary, then in the absence of deflationary forces, ether could lose value, assuming the same amount of demand.

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

The value of the Shares relates directly to the value of the ether held by the Trust and fluctuations in the price of ether could adversely affect the value of the Shares. The market price of ether may be highly volatile, and subject to a number of factors, including:

●	an increase in the global ether supply or a decrease in global ether demand;

●	market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry;

●	trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation;

●

the adoption of ether as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Ethereum network, and their ability to meet user demands;

●	manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated;

●	the lack of a hard cap on ether supply;

●	forks in the Ethereum network;

●	changes or instability in the leadership of the Ethereum Foundation;

●	investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or ether, and digital asset exchange rates;

●	consumer preferences and perceptions of ether specifically and digital assets generally;

●	negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;

●	fiat currency withdrawal and deposit policies on digital asset platforms;

●	the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;

●

business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset platforms, banks or other financial institutions and service providers which provide services to the digital asset industry;

●	the use of leverage in digital asset markets, including the unwinding of positions, “margin calls,” collateral liquidations and similar events;

●	investment and trading activities of large or active consumer and institutional users, speculators, validators, and investors;

●	a “short squeeze” resulting from speculation on the price of ether, if aggregate short exposure exceeds the number of Shares available for purchase;

●	an active derivatives market for ether or for digital assets generally;

●	monetary policies of governments, legislation or regulation, tariffs, trade restrictions, currency devaluations and revaluations;

●	regulatory measures or enforcement actions, if any, that restrict the use of ether as a form of payment or the purchase of ether on the digital asset markets;

●	global or regional political, economic or financial conditions, events and situations, or major public issues;

●	fees associated with processing an ether transaction and the speed at which ether transactions are settled;

●	the maintenance, troubleshooting, and development of the Ethereum network including by validators and developers worldwide;

●	the ability for the Ethereum network to attract and retain validators to secure and confirm transactions accurately and efficiently;

●	ongoing technological viability and security of the Ethereum network and ether transactions, including vulnerabilities against hacks and scalability;

●

governmental or regulatory actions by, or investigations or litigation in, countries around the world targeting well-known decentralized applications or smart contracts that are built on the Ethereum network, or other developments or problems, and associated publicity, involving or affecting such decentralized applications or smart contracts;

●	financial strength of market participants;

●	the availability and cost of funding and capital;

●	the liquidity and credit risk of digital asset platforms;

●	interruptions in service from or closures or failures of major digital asset platforms or their banking partners, or outages or system failures affecting the Ethereum network;

●	decreased confidence in digital assets and digital assets platforms;

●	poor risk management or fraud by entities in the digital asset ecosystem;

●

increased competition from other digital assets or networks, including other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based recordkeeping, particularly where such other blockchain networks are able to offer users access to a larger consumer user base, greater efficiency, reliability, or processing speed, more economical transaction processing fees, or any other more favorable attributes, than the Ethereum network; and

●

the Trust’s own acquisitions or dispositions of ether, since there is no limit on the number of ether that the Trust may acquire, and the Sponsor is an affiliate of BlackRock, which is a prominent participant in financial markets.

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

Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets. Although bitcoin and ether are different assets, there can be no assurance that ether prices may not at times be subject to similar activity. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of digital assets.

The ether market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many ether trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers, as demonstrated by the October 2025 Flash Crash. As a result, the prices of ether on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset platforms or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the digital asset markets generally, including, among others (1) “wash trading”; (2) persons with a dominant position in a digital asset manipulating the digital asset’s pricing; (3) hacking of the digital asset’s peer-to-peer network, protocols and trading platforms; (4) malicious control of the digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in the digital asset, new sources of demand for the digital asset, etc. or other events which could effect the price of the digital asset) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins”, the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at digital asset trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in the digital asset markets and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

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

Additional risks such as operational failures (e.g., technical issues that prevent settlement), concerns regarding the adequacy or transparency of reserve assets backing stablecoins, the use of unbacked or undercollateralized stablecoins in potentially manipulative trading practices and regulatory scrutiny of stablecoin issuers or intermediaries, including exchanges that facilitate stablecoin transactions, may also adversely affect market confidence and liquidity. Further, these risks are underscored by recent legislative developments. On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”) was enacted, establishing a federal regulatory framework for payment stablecoins. The GENIUS Act will become effective on July 18, 2028. The GENIUS Act prohibits the issuance or use of payment stablecoins unless the issuer obtains a qualifying license and complies with a range of regulatory requirements, including reserve backing with liquid assets, redemption rights, governance standards, and operational transparency. The GENIUS Act also restricts the payment of interest on stablecoins and imposes oversight on both bank and nonbank issuers. The enactment of the GENIUS Act, or the removal or migration of prominent stablecoins from the Ethereum network, could reduce the willingness of market participants to engage in digital asset transactions that rely on stablecoins, diminish liquidity in the ether market, and adversely affect the price of ether. Any such developments could, in turn, materially and adversely impact the value of the Shares.

Digital asset treasury companies risk.

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including ether.

Digital asset treasury companies are a relatively new phenomenon and it is difficult to predict their long-term sustainability, and therefore their impact to digital asset markets, and to the Trust. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as ether, when prices are rising and they may in certain circumstances be forced to sell such assets when prices are decreasing, potentially causing downward pressure on ether prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for ether. Negative events or sentiment surrounding digital asset treasury companies could affect the market for ether. The increase of consolidated positions in ether held by digital asset treasury companies could affect the operation of the Ethereum blockchain. One digital asset treasury company, BitMine Immersion Technology Inc. ("BitMine Immersion"), held approximately 2.8% of ether’s supply as of November 3, 2025. If BitMine Immersion or another similarly situated digital asset treasury company begins to operate validators, it could gain influence in how the Ethereum blockchain operates. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Operational cost may exceed the award for validating transaction, and increased transaction fees may adversely affect the usage of the Ethereum network.

If transaction confirmation fees become too high, the marketplace may be reluctant to use ether. This may result in decreased usage and limit expansion of the Ethereum network in the retail, commercial and payments space, adversely impacting investment in the Trust. Conversely, if the reward for validators or the value of the transaction fees is insufficient to motivate validators, they may cease to validate transactions.

Ultimately, if the awards of new ether costs of validating transactions grow disproportionately, validators may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Ethereum network and could adversely affect the value of the ether held by the Trust. As a result of Ethereum’s fee burning mechanism, the incentives for validators to validate transactions with higher gas fees are reduced, since those validators would not receive those gas fees.

An acute cessation of validator operations would reduce the collective processing power on the Ethereum network, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time. Any reduction in confidence in the transaction verification process may adversely impact the value of Shares of the Trust or the ability of the Sponsor to operate.

If regulators or public utilities take actions that restrict or otherwise impact mining activities, such actions could result in decreased security of a digital asset network, including the Ethereum network, which could adversely affect the value of the Shares.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. Although measuring the electricity consumed by the process of securing and maintaining digital asset networks is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions.

Ethereum uses a system called proof-of-stake to validate transaction information. Anyone that owns the specific proof-of-stake digital asset can participate in staking, subject to certain minimum amounts as determined by the applicable proof-of-stake digital asset. Generally, the higher the amount staked by any actor, the higher the chances of being chosen by the applicable blockchain to act as validator and reaping validator rewards; in other words, the higher the stake, the higher the chances of earning a staking reward. This has led to the creation of staking pools, where third parties combine smaller stakes into large pools, which leads to higher returns for owners of small stakes, in return for a fee collected by the third parties.

Other digital asset networks may use a system called proof-of-work to validate transaction information. It’s called proof-of-work because solving the encrypted hash takes time and energy, which acts as proof that work was done. Proof of work requires users to mine or complete complex computational puzzles before submitting new transactions to the network.

Proof-of-stake digital assets allow people to pledge or lock up some of their holdings as a way of vouching for the accuracy of newly added information. Meanwhile, proof-of-work digital assets require people to solve complex cryptographic puzzles — which can incur significant energy costs — before they’re allowed to propose a new block. This expenditure of time, computing power and energy is intended to make the cost of fraud higher than the potential rewards of a dishonest action.

The operations of digital asset networks can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations, in the case of proof-of-work networks. Additionally, miners on proof-of-work networks may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed.

The operations of the Ethereum network and other digital asset networks may also consume significant amounts of energy, even though the Ethereum blockchain is generally considered to consume significantly less energy than other digital asset networks, such as the Bitcoin blockchain, due to its of proof-of-stake, rather than proof-of-work, transaction validation mechanism. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Notwithstanding Ethereum’s move to proof-of-stake, if regulators or public utilities take action that restricts or otherwise impacts mining activities generally, such actions could result in decreased security of a digital asset network, including the Ethereum network, and consequently adversely impact the value of the Shares. This could adversely affect the price of ether, or the operation of the Ethereum network, and accordingly decrease the value of the Shares, by creating negative sentiment around digital assets generally.

The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the Division of Trading and Markets of the SEC and the Office of General Counsel of the Financial Industry Regulatory Authority (“FINRA”) stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there has yet to be definitive regulatory guidance on and the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot ether. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in ether under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for ether may be unable to demonstrate compliance with such requirements. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. As of the date of this report, Virtu Americas LLC, has executed an agreement that gives them the ability to conduct creations and redemptions in-kind for ether in addition to conducting creations and redemptions for cash.

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

With respect to the Anchorage Custodian Agreement, other than with respect to claims and losses arising from: (i) fraud or willful misconduct of the Additional Ether Custodian and (ii) the Anchorage Mutually Capped Liabilities (defined below), in no event will the Additional Ether Custodian’s liability exceed the value of the cash or affected ether giving rise to such liability. With respect to Anchorage Mutually Capped Liabilities, other than with respect to claims and losses arising from fraud or willful misconduct of the Additional Ether Custodian, in no event will the Additional Ether Custodian’s liability exceed the greater of $5 million and the aggregate amount of fees paid by client to the Additional Ether Custodian in the 12-month period prior to the event giving rise to such liability. “Anchorage Mutually Capped Liabilities” means (i) claims and losses arising from a party’s breach of its confidentiality obligations under the Anchorage Custodian Agreement, (ii) a party’s indemnity obligations under the Anchorage Custodian Agreement (except with respect to the full amount of any Trust ether lost, which shall not constitute an Anchorage Mutually Capped Liability), and (iii) claims and losses arising from the violation, misappropriation, or infringement by a party of any third party intellectual and/or industrial property rights, including patent rights, copyrights, moral rights, trademarks, trade names, service marks, trade secrets, rights in inventions (including applications for, and registrations, extensions, renewals, and re-issuances of the foregoing).

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

The Shares may trade at a price that is at, above or below the Trust’s NAV as a result of the non-current trading hours between NASDAQ and the digital asset market.

The Trust’s NAV will fluctuate with changes in the market value of ether, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV, as well as market supply and demand. However, the Shares may trade on NASDAQ at a price that is at, above or below the Trust’s NAV for a variety of reasons. For example, NASDAQ is open for trading in the Shares for a limited period each day, but the digital asset market is a 24-hour marketplace. During periods when NASDAQ is closed but constituent trading platforms are open, significant changes in the price of ether on the digital asset market could result in a difference in performance between the value of ether as measured by the Index and the most recent NAV or closing trading price. For example, if the price of ether on the digital asset market, and the value ether as measured by the Index, move significantly in a negative direction after the close of NASDAQ, the trading price of the Shares may “gap” down to the full extent of such negative price shift when the Exchange reopens. If the price of ether on the digital asset market drops significantly during hours the NASDAQ is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a negative market. Even during periods when the NASDAQ is open, large constituent trading platforms (or a substantial number of smaller constituent trading platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

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

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the CFTC, SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and ether held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

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

If regulators subject the Trust, the Trustee, the Sponsor, Authorized Participants or Ether Trading Counterparties to regulation as a money services business or money transmitter, this could result in extraordinary expenses to the Trust, the Trustee, the Sponsor or the Ether Trading Counterparties and also result in decreased liquidity for the Shares.

To the extent that the activities of the Trust, the Trustee, the Sponsor, Authorized Participants or Ether Trading Counterparties cause it to be deemed an MSB under the regulations promulgated by FinCEN, the Trust, the Trustee, the Sponsor, Authorized Participants or the Ether Trading Counterparties may be required to comply with FinCEN regulations, make certain reports to FinCEN and maintain certain records. Similarly, the activities of the Trust, the Trustee, the Sponsor, Authorized Participants or Ether Trading Counterparties may require it to be licensed as a money transmitter or as a digital asset business, such as under the New York State Department of Financial Services’ BitLicense regulation.

Such additional regulatory obligations may cause the Trust, the Trustee, the Sponsor, Authorized Participants or Ether Trading Counterparties to incur extraordinary expenses. If the Trust, the Trustee, the Sponsor, Authorized Participants or the Ether Trading Counterparties decided to seek the required licenses, there is no guarantee that they will timely receive them. The Trustee may decide to discontinue and wind up the Trust. A dissolution of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders. An Ether Trading Counterparty may also instead decide to terminate its role as an Ether Trading Counterparty of the Trust, which may decrease the liquidity of the Shares.

Additionally, to the extent the Trust, the Trustee, the Sponsor, Authorized Participants, or Ether Trading Counterparties are found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust, the Trustee, the Sponsor, Authorized Participants or the Ether Trading Counterparties and have a material adverse effect on the price of the Shares. Although Ether Trading Counterparties represent to the Trust that they have obtained all necessary governmental licenses and approvals and have consulted their own counsel in connection with the activities contemplated by the Ether Trading Counterparty Agreements, if such representations prove inaccurate, such Ether Trading Counterparties may suffer adverse consequences and be unable to perform their obligations or engage in ether transactions with the Trust, or the Trust’s operations could be adversely affected and decreased liquidity for the Shares or losses for Shareholders could result.

Coinbase serves as the ether custodian and the prime execution agent for several competing exchange-traded Ethereum products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Prime Execution Agent and the Ether Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is one of the largest publicly traded crypto asset company in the world by market capitalization and is also the largest crypto asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of crypto asset brokerage and custody services, Coinbase serves as the ether custodian and prime execution agent for several competing exchange-traded ether products, as well as other companies in the digital asset industry, such as digital asset treasury companies. Similarly, the Additional Ether Custodian serves as the custodian for several competing exchange-traded ether products and other companies in the digital assets industry. Therefore, Coinbase and Anchorage have a critical role in supporting the U.S. spot ether exchange-traded product ecosystem and the digital assets industry generally, and their size and market share creates the risk that they may fail to properly resource its operations to adequately support all such products that use their services that could harm the Trust, the Shareholders and the value of the Shares. If the Ether Custodian or Additional Ether Custodian were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

As illustrated by the 2022 Events, many of the players in the digital assets markets are interconnected – for example, certain market participants may be active in both borrowing and lending, or engage in a wide variety of trading relationships and transactions, with respect to many of the same counterparties, or with respect to the same digital assets or blockchain networks – which can heighten the contagion risks if one of them defaults on its obligations to others or a given digital blockchain network or digital asset were to stop functioning properly or lose substantial value, as applicable, leading to correlated failures in a wider market downturn or a disruption or market dislocation affecting that particular blockchain network or that particular digital asset, or losses. It is possible that, in circumstances similar to the 2022 Events, this interconnectedness risk affecting the Ether Custodian, the Additional Ether Custodian, the Prime Execution Agent, Authorized Participants, Ether Trading Counterparties, or other service providers to the Trust could adversely affect the Trust or its Shareholders, for instance by disrupting creation and redemption processes, or (in the case of the Prime Execution Agent or the Ether Custodian or Additional Ether Custodian) resulting in a loss of funds, such as (in the event of a large scale system failure or cybersecurity breach) by exhausting available insurance funds.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not a registered investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests (as currently defined) regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools. However, Congress is currently considering legislation, such as the Digital Asset Market Clarity Act of 2025 (CLARITY Act), which could give the CFTC greater powers to regulate the spot digital asset market. It is possible that, if legislation is passed, it could require the Trust or the Sponsor, or service providers to the Trust, such as the Prime Execution Agent, Authorized Participants, or Ether Trading Counterparties, among others, to register with the CFTC. Such additional regulatory obligations may cause the Trust, the Trustee, the Sponsor, Prime Execution Agent, Authorized Participants or Ether Trading Counterparties to incur extraordinary expenses. If the Trust, the Trustee, the Sponsor, Prime Execution Agent, Authorized Participants or the Ether Trading Counterparties decided to seek the required licenses, there is no guarantee that they will timely receive them. The Trustee may decide to discontinue and wind up the Trust. A dissolution of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders. An Ether Trading Counterparty may also instead decide to terminate its role as an Ether Trading Counterparty of the Trust, which may decrease the liquidity of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 58,320,000 Shares (1,458 Baskets) were redeemed during the quarter ended September 30, 2025.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
07/01/25 to 07/31/25	2,400,000	$19.5360
08/01/25 to 08/31/25	26,240,000	30.1888
09/01/25 to 09/30/25	29,680,000	32.3406
Total	58,320,000	$30.8455

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Trust of iShares Ethereum Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-275583) filed by the Registrant on November 16, 2023

3.2

Certificate of Amendment to Certificate of Trust of iShares Ethereum Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A (File No. 333-275583) filed by the Registrant on May 29, 2024

3.3

Certificate of Amendment to Certificate of Trust of iShares Ethereum Trust incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1/A (File No. 333-275583) filed by the Registrant on June 21, 2024

4.1

Third Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of the Pre-Effective Amendment No. 2 to Post‑Effective Amendment No. 1 to the Registration Statement on Form S-1/A (File No.333-275583) filed by the Registrant on July 11, 2025

4.2

Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Pre-Effective Amendment No. 1 to Post‑Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-275583) filed by the Registrant on May 9, 2025

10.1

Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (File No. 333-275583) filed by the Registrant on May 29, 2024

10.2

Coinbase Custody Custodial Services Agreement (included as Exhibit A in Exhibit 10.1) incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (File No. 333-275583) filed by the Registrant on May 29, 2024)

10.3

Services Agreement with The Bank of New York Mellon, as cash custodian and trust administrator incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1/A (File No. 333-275583) filed by the Registrant on May 29, 2024

10.4	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333‑275583) filed by the Registrant on May 29, 2024

10.5	Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001- 42166) filed by the Registrant on September 19, 2024

10.6	Master Custody Service Agreement with Anchorage Digital Bank N.A. incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001‑42166) filed by the Registrant on April 8, 2025

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Ethereum Trust ETF (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 5, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 5, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.