Form 10-K
period 2025-12-31
iShares Ethereum Trust ETF
filed 2026-02-27
CIK 2000638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the shares held by non-affiliates was approximately $4,395,311,558. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 30, 2026, the Registrant had 441,480,000 Shares outstanding.

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

Risk Factors Related to the Trust and the Shares

●

If the process of creation and redemption of blocks of 40,000 Shares (a “Basket”) encounters any unanticipated difficulties, the possibility for arbitrage transactions by registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) intended to keep the price of the Shares closely linked to the price of ether may not exist and, as a result, the price of the Shares may fall or otherwise diverge from the net asset value per Share (“NAV”).

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

●

If the Custodian Agreement, Prime Execution Agent Agreement, an Authorized Participant Agreement or Ether Trading Counterparty Agreement (each defined below) is terminated or the Ether Custodian, Coinbase, Inc. (the “Prime Execution Agent”), an Authorized Participant or a designated third party who is not a registered broker-dealer and transact in ether pursuant to written agreement with the Trust (an “Ether Trading Counterparty”) fails to provide services as required, the Trustee may need to find and appoint a replacement custodian, execution agent, authorized participant or ether trading counterparty, which could pose a challenge to the safekeeping of the Trust’s ether, the Trust’s ability to create and redeem Shares and the Trust’s ability to continue to operate may be adversely affected.

●

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

Risk Factors Related to the Regulation of the Trust and the Shares

●

Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of ether or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of ether, validation activity, digital wallets, the provision of services related to trading and providing custody services for ether, the operation of the Ethereum network, or the digital asset markets generally.

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

PART I

Item 1. Business.

Summary

The iShares Ethereum Trust ETF (the “Trust”) was formed as a Delaware statutory trust on November 8, 2023. The Trust is governed by the provisions of the Third Amended and Restated Trust Agreement (the “Trust Agreement”) executed by iShares Delaware Trust Sponsor LLC, as sponsor (the “Sponsor”), BlackRock Fund Advisors, as trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware trustee (the “Delaware Trustee”), dated as of July 8, 2025.

The purpose of the Trust is to own ether purchased by the Trust in exchange for the shares issued by the Trust (the “Shares”). Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. The owners of the beneficial interests in the Shares are the “Shareholders.” The assets of the Trust consist primarily of ether held by a custodian on behalf of the Trust. The Sponsor and the Trustee are consolidated subsidiaries of BlackRock, Inc. (“BlackRock”). Coinbase Custody Trust Company, LLC serves as the custodian for the Trust’s ether holdings (the “Ether Custodian”); Anchorage Digital Bank N.A. serves as an additional available custodian for the Trust’s ether holdings (the “Additional Ether Custodian”); Coinbase, Inc. (“Coinbase Inc.” or the “Prime Execution Agent”), an affiliate of the Ether Custodian, serves as the Trust’s prime execution agent; and The Bank of New York Mellon serves as the custodian for the Trust’s cash holdings (the “Cash Custodian”) and as the administrator of the Trust (the “Trust Administrator”). The Ether Custodian, the Additional Ether Custodian, and the Cash Custodian are collectively referred to as the “Custodians.”

The Trust’s net asset value increased from $3,571,262,167 at December 31, 2024 to $10,300,756,520 at December 31, 2025, the Trust’s fiscal year end. Outstanding Shares of the Trust increased from 141,480,000 Shares at December 31, 2024 to 458,720,000 Shares outstanding at December 31, 2025.

The activities of the Trust are limited to (1) issuing blocks of 40,000 Shares (a “Basket”) in exchange for the cash deposited with the Cash Custodian as consideration, (2) selling or delivering ether as necessary to cover the remuneration due to the Sponsor (the “Sponsor’s Fee”), Trust expenses not assumed by the Sponsor and other liabilities and (3) buying and selling ether through the designated third parties who are not registered broker-dealers and transact in ether pursuant to written agreements with the Trust (each, an “Ether Trading Counterparty” and each written agreement, an “Ether Trading Counterparty Agreement”) or Prime Execution Agent, as applicable, in exchange for Baskets in connection with creation and redemption.

The Trust is not actively managed. It does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the price of ether.

The Sponsor of the Trust maintains a website at www.ishares.com, through which the Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). The information on the Trust’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The Trust seeks to reflect generally the performance of the price of ether. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Shares are intended to constitute a simple means of making an investment similar to an investment in ether rather than by acquiring, holding and trading ether directly on a peer-to-peer or other basis or via a digital asset platform. The Shares have been designed to remove the obstacles represented by the complexities and operational burdens involved in a direct investment in ether, while at the same time having an intrinsic value that reflects, at any given time, the investment exposure to the price of ether owned by the Trust at such time, less the Trust’s expenses and liabilities. Neither the Trust, nor the Sponsor, nor the Ether Custodian, nor the Additional Ether Custodian, nor any other person associated with the Trust will, directly or indirectly, employ the Trust’s ether in Staking Activities. Accordingly, the Trust will not earn any form of staking rewards, or income of any kind, from Staking Activities. Therefore, returns on an investment in the Shares may differ from that which could be obtained by purchasing and holding ether directly, where the ether could be used to earn staking rewards. Although the Shares are not the exact equivalent of a direct investment in ether, they provide investors with an alternative method of achieving investment exposure to the price of ether through the securities market, which may be more familiar to them.

An investment in Shares is:

Backed by ether held by the Ether Custodian on behalf of the Trust.

The Shares are backed by the assets of the Trust. The Ether Custodian keeps custody of all of the Trust’s ether, other than that which is maintained in a trading account (the “Trading Balance”) with the Prime Execution Agent, in accounts that are required to be segregated from the assets held by the Ether Custodian as principal and the assets of its other customers (the “Vault Balance”). The Ether Custodian keeps all of the private keys associated with the Trust’s ether in the Vault Balance. The hardware, software, systems, and procedures of the Ether Custodian may not be available or cost-effective for many investors to access directly. The Trust’s ether holdings and cash holdings from time to time may be held with the Prime Execution Agent, an affiliate of the Ether Custodian, in the Trading Balance, in connection with creations and redemptions of Baskets, the sale of ether to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, and in extraordinary circumstances, in connection with the liquidation of the Trust’s ether. These periodic holdings held in the Trading Balance with the Prime Execution Agent represent an omnibus claim on the Prime Execution Agent’s ether (and cash) held on behalf of clients; these ether holdings exist across a combination of omnibus hot wallets, omnibus cold wallets or in accounts in the Prime Execution Agent’s name on a trading venue (including third-party venues and the Prime Execution Agent’s own execution venue) where the Prime Execution Agent executes orders to buy and sell ether on behalf of clients.

As convenient and easy to handle as any other investment in shares.

Investors may purchase and sell Shares through traditional securities brokerage accounts and can avoid the complexities of handling ether directly (e.g., managing wallets and public and private keys themselves, or interfacing with a trading platform), which some investors may not prefer or may find unfamiliar.

Listed.

The Shares are listed and traded on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol “ETHA”

Competition

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded ether products. There can be no assurance that the Trust will achieve market acceptance and scale due to competition.

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of ether before the payment of the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share (the “NAV”). The NAV will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major ether markets and NASDAQ. While the Shares will trade on NASDAQ until 4:00 p.m. Eastern Time Zone (“ET”), liquidity in the market for ether may be reduced, negatively affecting the trading volume; alternatively, developments in ether markets (which operate around the clock), including price volatility, declines in trading volumes, and the closing of ether trading platforms due to fraud, failures, security breaches or otherwise that occur outside of NASDAQ trading hours will not be reflected in trading prices of the Shares until trading on the NASDAQ opens. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, the Sponsor believes that the Basket size of 40,000 Shares will enable registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant” and each written agreement, an “Authorized Participant Agreement”) and Ether Trading Counterparties to manage inventory and facilitate an effective arbitrage mechanism for the Trust. The Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

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

The Ether Custodian and Additional Ether Custodian

The Ether Custodian for the Trust’s ether holdings is Coinbase Custody Trust Company, LLC, and the Additional Ether Custodian for the Trust’s ether holdings is Anchorage Digital Bank N.A. The Trust has entered into the Custodian Agreement with the Ether Custodian and the Anchorage Custodian Agreement with the Additional Ether Custodian. The Sponsor may, in its sole discretion, add or terminate ether custodians. The Sponsor may, in its sole discretion, change the custodian for the Trust’s ether holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Trust from other such custodians.

Coinbase Custody – The Ether Custodian

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

Cold storage of private keys may involve keeping such keys on a non-networked computer or electronic device or storing the public key and private keys on a storage device or printed medium and deleting the keys from all computers. The Ether Custodian may receive deposits of ether but may not send ether without use of the corresponding private keys. Such private keys are stored in cold storage facilities within the United States and Europe, the exact locations of which are not disclosed for security reasons. A limited number of employees at the Ether Custodian are involved in private key management operations, and the Ether Custodian has represented that no single individual has access to full private keys. The Ether Custodian’s internal audit team performs periodic internal audits over custody operations, and the Ether Custodian has represented that Systems and Organizational Control (“SOC”) attestations covering private key management controls are also performed on the Ether Custodian by an external provider.

Coinbase Global Inc. (“Coinbase Global”), the parent company of the Ether Custodian, the Prime Execution Agent and the Trade Credit Lender maintains a commercial crime insurance policy, which is intended to cover the loss of client assets held by Coinbase Global and its subsidiaries, referred to as the “Coinbase Insureds,” including losses arising from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Trust or to customers holding ether with the Ether Custodian or the Prime Execution Agent and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

In the event of a fork, the Custodian Agreement provides that the Ether Custodian may temporarily suspend services, and may, in its sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the Ether Custodian shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol and will support, at a minimum, the original digital asset. The Custodian Agreement provides that, other than as set forth therein, and provided that the Ether Custodian shall make commercially reasonable efforts to assist the Trust to retrieve and/or obtain any assets related to a fork, airdrop or similar event the Ether Custodian shall have no liability, obligation or responsibility whatsoever arising out of or relating to the operation of the underlying software protocols relating to the Ethereum blockchain and any digital asset network, including the ether peer-to-peer network (the “Ethereum network”) or an unsupported branch of a forked protocol and, accordingly, the Trust acknowledges and assumes the risk of the same. The Custodian Agreement further provides that, unless specifically communicated by the Ether Custodian and its affiliates through a written public statement on the Coinbase website, the Ether Custodian does not support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with ether. The Sponsor has committed to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. The Trust has no right to receive any Incidental Right or IR Digital Asset. Furthermore, the Ether Custodian has no authority, pursuant to the Custodian Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Digital Asset on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Digital Asset to the Trust if the Trust terminates its custodial arrangement with the Custodian. For more information on the Trust’s and Sponsor’s policies on forked or airdropped assets, see Item 1A. “Risk Factors—A temporary or permanent “fork” could adversely affect the value of the Shares. In addition, Shareholders will not receive the benefits of any Incidental Rights and any IR Digital Asset, including any forked or airdropped assets.” Neither the Ether Custodian nor any other Coinbase entity is permitted to withdraw the Trust’s ether from the Trust’s Vault Balance, engage in Staking Activities, or loan, hypothecate, pledge or otherwise encumber the Trust’s ether, without the consent of the Trust. The Vault Balance is subject to a lien to secure outstanding trade credits (“Trade Credits”) in favor of Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short‑term basis pursuant to the Coinbase Credit Committed Trade Financing Agreement (the “Trade Financing Agreement”).

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

The Ether Custodian may terminate the Custodian Agreement for any reason upon providing the applicable notice to the Trust, or immediately for Cause (as defined below), including, among others, if the Trust: materially breaches the Prime Execution Agent Agreement and such breach remains uncured, undergoes a bankruptcy event, or fails to repay Trade Credits. The Ether Custodian may terminate the Custodian Agreement for any reason upon providing 180 days’ notice to the Trust, or immediately for Cause (as defined below). The Custodian Agreement forms a part of the Amended and Restated Coinbase Prime Broker Agreement (the “Prime Execution Agent Agreement”), and the Prime Execution Agent and the Trade Credit Lender are subject to the termination provisions in the Prime Execution Agent Agreement. These termination provisions are described in more detail in “The Prime Execution Agent and The Trade Credit Lender —The Prime Execution Agent” below.

Anchorage – The Additional Ether Custodian

The Additional Ether Custodian is Anchorage Digital Bank N.A., a national trust bank regulated by the Office of the Comptroller of the Currency (the “OCC”). As of the date of this prospectus, the Sponsor has no plans to move any of the Trust’s ether to the Additional Ether Custodian, though such plans are subject to ongoing review. If the Sponsor chooses to utilize the Additional Ether Custodian in the future, the Additional Ether Custodian will receive ether for storage in the Trust’s account at the Additional Ether Custodian by generating private keys and their public key pairs, with the Additional Ether Custodian retaining custody of such private keys. Upon receipt, the Additional Ether Custodian would keep custody of all of the Trust’s ether that it holds in segregated accounts (“Anchorage Vault Balance”). Trust assets held in the Anchorage Vault Balance would be held in segregated wallets and would not be commingled with the Additional Ether Custodian’s or its affiliates’ assets, or the assets of the Additional Ether Custodian’s other customers. The Anchorage Vault Balance would be held at the Ethereum blockchain addresses at which only the Trust’s assets are held.

Anchor Labs maintains crime insurance coverage for a minimum limit of $100,000,000, which is intended to cover the loss of Trust assets held by the Anchor Labs Insureds, including from dishonest or fraudulent acts committed by the Anchor Labs Insureds’ employees, their agents and subcontractors; forgery and alteration; computer crime; wire transfer coverage; physical damage or theft of private key data; social engineering coverage; and security breaches or hacking. The insurance maintained by Anchor Labs may be shared among Anchor Labs Insureds’ other customers, is not necessarily exclusive to the Trust or to customers holding ether with Anchorage and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Anchor Labs’ insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Anchor Labs Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the digital asset insurance market is limited, and the level of insurance maintained by Anchorage may be substantially lower than the assets of the Trust. While Anchorage maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that Anchorage will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance program does not cover, insure or guarantee the performance of the Trust.

In the event of a fork, the Anchorage Custodian Agreement provides that the Additional Ether Custodian may temporarily suspend services, and may, in its sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the Additional Ether Custodian would use commercially reasonable efforts to timely select, in its sole discretion, at least one branch of such forked protocol to support. The Sponsor has committed to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. The Trust has no right to receive any Incidental Right or IR Digital Asset.

With respect to the Anchorage Custodian Agreement, other than with respect to claims and losses arising from: (i) fraud or willful misconduct of the Additional Ether Custodian and (ii) the Anchorage Mutually Capped Liabilities (defined below), in no event will the Additional Ether Custodian’s liability exceed the value of the cash or affected ether giving rise to such liability. With respect to Anchorage Mutually Capped Liabilities, other than with respect to claims and losses arising from fraud or willful misconduct of the Additional Ether Custodian, in no event will the Additional Ether Custodian’s liability exceed the greater of $5 million and the aggregate amount of fees paid by client to Anchorage in the 12-month period prior to the event giving rise to such liability.

Under the Anchorage Custodian Agreement, Anchorage Mutually Capped Liabilities means (i) claims and losses arising from a party’s breach of its confidentiality obligations under the Anchorage Custodian Agreement, (ii) a party’s indemnity obligations under the Anchorage Custodian Agreement (except with respect to the full amount of any ether lost), which shall not constitute an Anchorage Mutually Capped Liability), and (iii) claims and losses arising from the violation, misappropriation, or infringement by a party of any third-party intellectual and/or industrial property rights, including patent rights, copyrights, moral rights, trademarks, trade names, service marks, trade secrets, and rights in inventions (including applications for, and registrations, extensions, renewals, and re-issuances of the foregoing).

With respect to claims and losses related to a withdrawal or transfer of digital assets, the value of such digital assets would be determined by reference to the Benchmark Valuation (defined as the CME CF Ether Dollar Reference Rate New York) on the date delivery of such digital assets in connection with such withdrawal or transfer is due in accordance with the terms of the Anchorage Custodian Agreement. In respect of any incidental, indirect, special, punitive, consequential or similar losses, the Additional Ether Custodian is not liable, even if the Additional Ether Custodian has been advised of or knew or should have known of the possibility thereof. The Additional Ether Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Additional Ether Custodian.

The Additional Ether Custodian may elect not to renew the Anchorage Custodian Agreement by providing written notice of cancellation and non-renewal no less than one hundred eighty (180) days prior to the expiration of the term, or may terminate the Anchorage Custodian Agreement immediately for Cause. A “Termination for Cause” is defined in the Anchorage Custodian Agreement as: (i) the Trust materially breaches any provision of the Anchorage Custodian Agreement and such breach remains uncured for a period of 30 calendar days after notice of such breach is provided by Anchorage to the Trust; or (ii) the Trust becomes bankrupt or insolvent.

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

Within the Trust’s Trading Balance, the Prime Execution Agent Agreement provides that the Trust does not have an identifiable claim to any particular ether (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the ether (and cash) the Prime Execution Agent holds on behalf of customers who hold similar entitlements against the Prime Execution Agent. In this way, the Trust’s Trading Balance represents an omnibus claim on the Prime Execution Agent’s ether (and cash) held on behalf of the Prime Execution Agent’s customers. There are no policies that would limit the amount of ether that can be held temporarily in the Trading Balance maintained by the Prime Execution Agent. However, ether is only moved into the Trading Balance in connection with and to the extent of purchases and sales of ether by the Trust and such ether is swept from the Trust’s Trading Balance to the Trust’s Vault Balance each trading day pursuant to a regular end-of-day sweep process. The Trust’s use of Trade Credits and order cutoffs are also designed to limit the amount of time that any of the Trust’s ether is held in the Trust’s Trading Balance.

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

The Prime Execution Agent relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of ether. In particular, the Prime Execution Agent has disclosed that customer cash held by the Prime Execution Agent, including the cash associated with the Trust’s Trading Balance, is held in one or more banks’ accounts for the benefit of the Prime Execution Agent’s customers, or in money market funds in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service), provided that such investments are held in accounts in Coinbase’s name for the benefit of customers and are permitted and held in accordance with state money transmitter laws (“Money Market Funds”). The Prime Execution Agent has represented to the Sponsor that it has implemented the following policy with respect to the cash associated with the Trust’s Trading Balance. First, any cash related to the Trust’s purchase or sale of ether will be held in an omnibus account in the Prime Execution Agent’s name for the benefit of (“FBO”) its customers at each of multiple Federal Deposit Insurance Corporation (“FDIC”) insured banks (an “FBO Account”) or in a Money Market Fund. The amount of Trust cash held at each FBO Account shall, unless otherwise agreed by the Sponsor in writing, be in an amount at each bank that is the lower of (i) the FDIC insurance limit for deposit insurance and (ii) any bank-specific limit set by the Prime Execution Agent for the applicable bank. Deposit insurance does not apply to cash held in a Money Market Fund. The Prime Execution Agent has agreed to title the accounts in a manner designed to enable receipt of FDIC deposit insurance where applicable on a pass-through basis. Second, to the extent the Trust’s cash in the Trading Balance in aggregate exceeds the amounts that can be maintained at the banks on the foregoing basis, the Prime Execution Agent has represented that it currently conducts an overnight sweep of the excess into U.S. government Money Market Funds. The Sponsor has not independently verified the Prime Execution Agent’s representations.

To the extent the Trust sells ether through the Prime Execution Agent, the Trust’s orders will be executed at a venue (including third-party venues and the Prime Execution Agent’s own execution venue) where the Prime Execution Agent executes orders to buy and sell ether on behalf of the Trust (each, a “Connected Trading Venue”) that has been approved in accordance with the Prime Execution Agent’s due diligence and risk assessment process. The Prime Execution Agent has represented that its due diligence on Connected Trading Venues includes reviews conducted by its legal, compliance, security, privacy, finance and credit-risk teams, The Connected Trading Venues, which are subject to change from time to time, currently include Bitstamp, LMAX, Kraken, the platform operated by the Prime Execution Agent, as well as four additional non-bank market makers (“NBMMs”). The Prime Execution Agent has represented to the Trust that it is unable to name the NBMMs due to confidentiality restrictions.

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

Coinbase Global maintains a commercial crime insurance policy, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Prime Execution Agent, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by the Coinbase Insureds is shared among all of Coinbase’s customers, is not specific to the Trust or to customers holding ether with the Ether Custodian or the Prime Execution Agent and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

Once the Sponsor places an order to purchase or sell ether on the Trading Platform, the associated ether or cash used to fund or fill the order, if any, will be placed on hold and will generally not be eligible for other use or withdrawal from the Trust’s Trading Balance. The Trust’s Vault Balance may be used directly to fund orders. With each Connected Trading Venue, the Prime Execution Agent shall establish an account in the Prime Execution Agent’s name, or in its name for the benefit of clients, to trade on behalf of its clients, including the Trust, and the Trust will not, by virtue of the Trading Balance the Trust maintains with the Prime Execution Agent, have a direct legal relationship, or account with, any Connected Trading Venue. The Prime Execution Agent is permitted to suspend or terminate the Prime Execution Agent Agreement under certain circumstances. The Prime Execution Agent, for itself or as agent for the Ether Custodian and Trade Credit Lender, may not terminate the Prime Execution Agent Agreement (including the Custodian Agreement) or suspend, restrict, terminate or modify the Prime Execution Agent Services (as defined below) on less than 180 days’ notice, except in the event of (i) a Change in Law (defined below) or (ii) a Cause (as defined below) event. The Prime Execution Agent Agreement defines “Prime Execution Agent Services” as (i) the custody of the Trust’s ether in its Vault Balance, the processing of deposits and withdrawals and other custody transactions, (ii) access to the Prime Execution Agent’s trading platform and the execution and settlement of all orders for the sale of ether submitted by the Trust, and (iii) the extension of credit to the Trust by the Trade Credit Lender pursuant to the Trade Financing Agreement.

The Prime Execution Agent Agreement defines a “Change in Law” as any change in or adoption of any applicable law, rule, or regulation which, in the reasonable opinion of counsel to the Prime Execution Agent would prohibit or materially impede some or all of the arrangement contemplated by the Prime Execution Agent Agreement. Upon the occurrence of a Change in Law, the parties will negotiate to agree on modifications to the Prime Execution Agent Agreement or the Prime Execution Agent Services that would enable compliance with such Change in Law or, in the case of a material impediment, reduce the impact to the parties of such Change in Law and the “Coinbase Entities” (defined in the Prime Execution Agent Agreement as the Prime Execution Agent, Ether Custodian and Trade Credit Lender) shall continue to provide the Prime Execution Agent Services unless prohibited from doing so by the Change in Law. If the parties cannot agree on modifications within 30 days following notice from the Prime Execution Agent or if the Change in Law requires that Coinbase immediately ceases providing any Prime Execution Agent Services, the Prime Execution Agent may, upon written notice, suspend, restrict or terminate the Prime Execution Agent Services solely to the extent necessary to account for the Change in Law, provided that any such suspension, restriction, termination or modification is narrowly tailored and, to the extent not prohibited by the Change in Law, the Coinbase Entities will continue to provide, at a minimum, the Transition Services (as defined below) following any Change in Law.

Upon the occurrence and continuation of a Cause (as defined below) event, and after giving effect to any notice requirement and cure period that may apply, the Prime Execution Agent may in its reasonable discretion, terminate the Prime Execution Agent Agreement and accelerate the Trust’s obligations, and/or take certain other actions. The Prime Execution Agent Agreement defines “Cause” to mean, (i) a material breach of the Prime Execution Agent Agreement (other than the Custodian Agreement) which is uncured for 10 days; (ii) a material breach of the Custodian Agreement which is uncured for 30 days; (iii) a Bankruptcy Event (as defined below); and (iv) the failure by the Trust to repay Trade Credits by the applicable deadline specified in the Trade Financing Agreement which, in the event the failure results solely from an error or omission of an administrative or operational nature, remains uncured for a period of one business day.

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

“Bankruptcy Event” is defined in the Prime Execution Agent Agreement to mean the party is (i) dissolved (other than pursuant to a consolidation, amalgamation or merger); (ii) becomes insolvent or is unable to pay its debts or fails or admits in writing its inability generally to pay its debts as they become due; (iii) makes a general assignment, arrangement or composition with or for the benefit of its creditors; (iv) institutes or has instituted against it a proceeding seeking a judgment of insolvency or bankruptcy or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or a petition is presented for its winding-up or liquidation, and in the case of any such proceeding or petition instituted or presented against it, such proceeding or petition (I) results in a judgment of insolvency or bankruptcy or the entry of an order for relief or the making of an order for its winding‑up or liquidation or (II) is not dismissed, discharged, stayed or restrained in each case within 30 days of the institution or presentation thereof; (v) has a resolution passed for its winding-up, official management or liquidation (other than pursuant to a consolidation, amalgamation or merger); (vi) seeks or becomes subject to the appointment of an administrator, provisional liquidator, conservator, receiver, trustee, custodian or other similar official for it or for all or substantially all its assets; (vii) has a secured party take possession of all or substantially all its assets or has a distress, execution, attachment, sequestration or other legal process levied, enforced or sued on or against all or substantially all its assets and such secured party maintains possession, or any such process is not dismissed, discharged, stayed or restrained, in each case within 30 days thereafter; (viii) causes or is subject to any event with respect to it which, under the applicable laws of any jurisdiction, has an analogous effect to any of the events specified in clauses (i) to (vii) (inclusive); or(ix) takes any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the foregoing acts.

The Trust may terminate the Prime Execution Agent Agreement, including the Custodian Agreement, in whole or in part for any reason upon 30 days’ notice to the Prime Execution Agent, for itself or as agent on behalf of the Ether Custodian or Trade Credit Lender, or upon a Coinbase Termination Event. The Prime Execution Agent Agreement defines a “Coinbase Termination Event” to mean the occurrence and continuance of (i) a Bankruptcy Event with respect to any Coinbase Entity, (ii) the failure of any Coinbase Entity to sell or withdraw or transfer the Trust’s ether in accordance with the Trust’s instructions within the time periods set forth in the Prime Execution Agent Agreement and such failure is not cured within two business days following the Trust providing written notice to the relevant Coinbase Entity (“CB Return Cure”); provided, however, that (A) if, prior to the expiration of the CB Return Cure, the Prime Execution Agent transfers cash to the Trust in an amount equal to the value of the ether based on the Benchmark Valuation as of the time that the request to sell, transfer or withdraw was originally made by the Trust (the “ETH Cash Value”) or if the Prime Execution Agent delivers cash collateral to an account designated by the Trust and in which the Trust has a perfected, first priority security interest and in an amount equal to the ETH Cash Value until the relevant ether is sold, withdrawn or transferred or the Trust elects to receive such amount in cash in lieu of the Prime Execution Agent’s obligation to sell, withdraw or transfer the relevant ether, in each cash, such failure will be deemed cured; provided, further that, the Trust shall have the right to choose whether to receive the ETH Cash Value in lieu of the relevant ether or receive the ETH Cash Value as cash collateral, or (B) if such failure is due to a technology or security issue where, in the commercially reasonable opinion of the Prime Execution Agent, returning the relevant ether would result in material risk to the Trust or the Prime Execution Agent or may result in the relevant ether being lost or otherwise not successfully returned and the Prime Execution Agent promptly notifies the Trust promptly upon Client’s notice of such failure, (1) the Trust may request that the Prime Execution Agent still sell, withdraw or transfer the ether, but the Prime Execution Agent will have no liability with respect to any such sell, withdrawal or transfer (unless the Prime Execution Agent or any of the Coinbase Entities act with negligence unrelated to such technology or security issue) and any failure to withdraw or transfer shall not result in a Coinbase Termination Event if the Trust does not receive the withdrawn or transferred ether or the proceeds of any such sale due to such technology or security issue, or (2) if the Trust does not elect to have the Prime Execution Agent still make the sale, withdrawal or transfer, a Coinbase Termination Event shall not occur while the relevant security or technology event is occurring and continuing, (iii) the failure of any Coinbase Entity to withdraw or transfer cash to the Trust in accordance with the Trust’s instructions within the time periods set forth in the Prime Execution Agent Agreement and such failure is not cured within one Business Day following the Trust providing written notice to the relevant Coinbase Entity, (iv) a Coinbase Entity intentionally or willfully, materially breaches any provision of the Prime Execution Agent Agreement (other than the provisions of the Custodian Agreement) and such breach remains uncured for a period of 10 calendar days after notice of such breach is provided by the Trust to the Prime Execution Agent; or (v) a Coinbase Entity intentionally or willfully, materially breaches any provision of the Custodian Agreement and such breach remains uncured for a period of 30 calendar days after notice of such breach is provided by the Trust to the Prime Execution Agent.

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

Neither the Prime Execution Agent nor any other Coinbase entity is permitted to withdraw the Trust’s ether from the Trust’s Vault Balance, engage in Staking Activities, or loan, hypothecate, pledge or otherwise encumber the Trust’s ether, without the consent of the Trust. The Trading Balance is subject to a lien to secure outstanding Trade Credits in favor of the Trade Credit Lender discussed below.

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

Valuation of Ether; The CF Benchmarks Index

In determining the net asset value of the Trust, the Trust Administrator values the ether held by the Trust based on an index (the “Index”), unless the Sponsor in its sole discretion determines that the Index is unreliable. The methodology used to calculate the Index price to value ether in determining the NAV of the Trust may not be deemed consistent with U.S. GAAP. On each day other than a Saturday or a Sunday or a day on which NASDAQ is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the Trust evaluates the ether held by the Trust as reflected by the CME CF Ether–Dollar Reference Rate – New York Variant for Ether – U.S. Dollar trading pair (the “CF Benchmarks Index”) and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a Business Day means any day other than a day when NASDAQ is closed for regular trading. The CF Benchmarks Index constitutes the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index.

CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK Benchmark Regulations (“BMR”).The administrator of the CF Benchmarks Index is CF Benchmarks Ltd. (the “Index Administrator”) a UK incorporated company authorized and regulated by the UK Financial Conduct Authority (“FCA”) of the UK as a Benchmark Administrator, under the UK BMR.

The CF Benchmarks Index was created to facilitate financial products based on ether. It serves as a once-a-day benchmark rate of the U.S. dollar price of ether (USD/ETH), calculated as of 4:00 p.m. ET. The CF Benchmarks Index aggregates the trade flow of several ether platforms, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one ether at 4:00 p.m. ET. Specifically, the CF Benchmarks Index is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent ether platforms, which are currently Bitstamp, Coinbase, itBit, Kraken, Gemini, LMAX Digital, Crypto.com, and Bullish (the “Constituent Platforms”), as follows:

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

The CF Benchmarks Index is solely calculated from spot Ether-USD transactions conducted on Constituent Platforms within the observation window of 3:00 p.m. to 4:00 p.m. ET, it does not include any futures prices in its methodology. A “Relevant Transaction” is any crypto-asset versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. ET on a Constituent Platform in the ETH/USD pair that is reported and disseminated by a Constituent Platform through its publicly available Application Programming Interface (“API”) and observed by the Index Administrator. Although the CF Benchmarks Index is intended to accurately capture the market price of ether, third parties may be able to purchase and sell ether on public or private markets and such transactions may take place at prices materially higher or lower than the CF Benchmarks Index price.

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

The Sponsor’s Fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. Effective on the day the Shares were initially listed on NASDAQ through July 23, 2025, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $2.5 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Ethereum network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Cash Custodian, the Ether Custodian, the Additional Ether Custodian, Prime Execution Agent, Trust Administrator, or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters. Because the Trust does not have any income, it will need to sell ether to cover the Sponsor’s Fee and expenses not assumed by the Sponsor, if any. Trust expenses not assumed by the Sponsor and not included in trade execution costs paid by the Trust shall accrue daily and be payable by the Trust to the Sponsor at least quarterly in arrears. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of ether held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trust still needs to sell ether to pay the Sponsor’s Fee. The result of these sales is a decrease in the amount of ether represented by each Share.

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

The Trust will engage in ether transactions for converting cash into ether (in association with purchase orders) and ether into cash (in association with redemption orders). The Trust will conduct its ether purchase and sale transactions by, in its sole discretion, choosing to trade directly with Ether Trading Counterparties, or choosing to trade through the Prime Execution Agent through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement. As of the date of this report, the Ether Trading Counterparties are Cumberland DRW LLC, Flow Traders B.V., JSCT, LLC and Virtu Financial Singapore Pte. Ltd. JSCT, LLC is an affiliate of Jane Street Capital LLC and Virtu Financial Singapore Pte. Ltd. is an affiliate of Virtu Americas LLC. Each of Jane Street Capital LLC and Virtu Americas LLC is an Authorized Participant. Ether Trading Counterparties may be added at any time, subject to the discretion of the Sponsor. The Trust is not aware of any other affiliation or material relationship between an Ether Trading Counterparty and the Authorized Participants or other service providers of the Trust in executing a transaction in ether with the Trust. Each Ether Trading Counterparty represents to the Trust that it is acting for itself and not for another person, and is not acting as agent or at the direction of any Authorized Participant. Upon receipt of an order from an Authorized Participant to create or redeem Baskets, the Trust may obtain quotes for a price to purchase or sell ether from one or more an Ether Trading Counterparties. An Ether Trading Counterparty may respond to the Trust’s request with an offer of a quote at which it is willing to sell the specified quantity of ether or a portion thereof, in the case of a creation, or a quote at which it is willing to buy the specified quantity of ether, or a portion thereof, in the case of a redemption, as indicated in such offer. The Ether Trading Counterparties are not contractually obligated to participate in cash orders for creations or redemptions by placing any offers to buy or sell ether with the Trust. The Trust then determines, in its sole discretion, whether to utilize one of the Ether Trading Counterparties that provided a quote or to trade through the Prime Execution Agent to execute an ether trade. Once an offer is accepted, it becomes a trade that is binding on both the Trust and the Ether Trading Counterparty, subject to customary exceptions. Each Ether Trading Counterparty is required to comply with U.S. federal and/or state laws including licensing and registration requirements or similar laws in non-U.S. jurisdictions and maintain practices and policies designed to comply with anti-money laundering laws and know your customer regulations or similar laws in non‑U.S. jurisdictions.

The Authorized Participants will deliver ether or cash to create Shares and will receive ether or cash when redeeming Shares. Further, Authorized Participants will not directly or indirectly purchase, hold, deliver or receive ether as part of the creation or redemption process or otherwise direct the Trust or a third party with respect to purchasing, holding, delivering or receiving ether as part of the creation or redemption process.

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

For a creation of Baskets, the Authorized Participant will be required to submit the purchase order by an early order cutoff time (the “Creation Early Order Cutoff Time”). The Creation Early Order Cutoff Time is 6:00 p.m. ET on the Business Day prior to the trade date. The Authorized Participant must submit a purchase order through BRIL’s electronic order entry system, indicating the number of Baskets it intends to acquire. BRIL will acknowledge the purchase order unless the Trustee or the Sponsor decides to refuse the deposit. The date BRIL receives that order will determine the estimated cash amount (the “Basket Amount”) the Authorized Participant needs to deposit and the basket ether amount (the “Basket Ether Amount”) the Trust needs to purchase from the Ether Trading Counterparty or through the Prime Execution Agent. The final cash amounts will be determined after the net asset value of the Trust is struck and the Trust’s ether transactions have settled. However, orders received by BRIL after the Creation Early Order Cutoff Time on a Business Day will not be accepted and should be resubmitted on the following Business Day. Fractions of ether smaller than 0.00000001 (known as a 10 “gwei”) are disregarded for purposes of the computation of the Basket Ether Amount.

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

Upon the deposit by the Ether Trading Counterparty or the Prime Execution Agent of the corresponding amount of ether with the Trust’s Trading Balance, and the payment of the applicable ETF Servicing Fee, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Cash Custodian will deliver the appropriate number of Baskets to the Depository Trust Company (“DTC”) account of the depositing Authorized Participant. As of the date of this report, the Authorized Participants are ABN AMRO Clearing USA LLC, BMO Capital Markets Corp., Goldman Sachs & Co. LLC, HRT Financial LP, Jane Street Capital, LLC, Jefferies LLC, JP Morgan Securities LLC, Macquarie Capital (USA) Inc., UBS Securities LLC. and Virtu Americas LLC. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

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

The transfers of ether from the Trust’s Trading Balance to the Ether Trading Counterparty’s account at the Prime Execution Agent or to the Prime Execution Agent are “off-chain” transactions that are recorded in the books and records of the Prime Execution Agent.

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

Ether transactions that occur on the blockchain are susceptible to delays due to Ethereum network outages, congestion, spikes in transaction fees demanded by miners, or other problems or disruptions. To the extent that ether transfers from the Trust’s Vault Balance to the Trust’s Trading Balance are delayed due to congestion or other issues with the Ethereum network or the Trust’s operations, redemptions in the Trust could be delayed.

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

●

any expenses of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or expenses of any action taken by the Trustee or the Sponsor to protect the Trust or the rights and interests of holders of Shares;

●

any indemnification of the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries and agents, the Cash Custodian, the Ether Custodian, the Prime Execution Agent, the Trust Administrator, or other agents, service providers or counterparties of the Trust as described below; and

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

U.S. Federal Income Tax Consequences

The following is a discussion of the material U.S. federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares. The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, regulated investment companies, real estate investment trusts, U.S. Tax-Exempt Shareholders (as defined below) who acquire their Shares with acquisition indebtedness, tax-exempt or tax-advantaged retirement plans or accounts, brokers or dealers, traders, partnerships or S corporations for U.S. federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” “constructive sale” or other integrated transaction for U.S. federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons required for U.S. federal income tax purposes to accelerate the recognition of any item of gross income with respect to the Shares as a result of such income being recognized on an applicable financial statement, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” (generally, property held for investment). Moreover, the discussion below does not address the effect of any state, local or foreign tax, or, except as otherwise indicated, any U.S. federal non-income tax law consequences that may apply to an investment in Shares, or the Medicare contribution tax imposed on certain net investment income. Purchasers of Shares are urged to consult their own tax advisers with respect to all U.S. federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is (or is treated as), for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;

●	a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

●	an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

●

a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust.

For purposes of this discussion, a “U.S. Tax-Exempt Shareholder” is a U.S. Shareholder that is exempt from tax under Section 501(a) of the Code.

For purposes of this discussion, a “Non-U.S. Shareholder” is a Shareholder that is (or is treated as), for U.S. federal income tax purposes:

●	a nonresident alien individual;

●	a foreign corporation; or

●	an estate or trust whose income is not subject to U.S. federal income tax on a net income basis.

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

If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust might be classified as a partnership for U.S. federal income tax purposes. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss and (in certain circumstances) withholding taxes. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it generally would be classified as a corporation for such purposes. If it were treated as a corporation, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%), plus possible state and/or local taxes on its net taxable income, and certain distributions made by the Trust to Shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty). Except as otherwise indicated, the remainder of this discussion assumes that the Trust is classified as a grantor trust for U.S. federal income tax purposes.

Taxation of U.S. Shareholders

Shareholders will be treated, for U.S. federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of the creation of a Basket, the delivery of ether to the Trust in exchange for the underlying ether represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the ether held in the Trust will be the same as its tax basis and holding period for the ether delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying ether related to such Shares.

Current IRS guidance on the treatment of convertible virtual currencies classifies ether as “property” that is not currency for U.S. federal income tax purposes and clarifies that ether could be held as a capital asset, but it does not address several other aspects of the U.S. federal income tax treatment of ether. Because ether is a recent technological innovation, the U.S. federal income tax treatment of ether or transactions relating to investments in ether may evolve and change from those discussed below, possibly with retroactive effect. In this regard, the IRS indicated that it has made it a priority to issue additional guidance related to the taxation of digital asset transactions, such as transactions involving ether. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in ether or in transactions relating to investments in ether is unknown. Moreover, future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. This discussion assumes that any ether the Trust may hold is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

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

If a hard fork occurs in the Ethereum blockchain, the Trust could temporarily hold both the original ether and the alternative new asset as the Sponsor determines, in its sole discretion, which asset it believes is generally accepted as ether. The other asset will be treated as an Incidental Right and/or IR Digital Asset, in accordance with the procedures specified herein. The IRS has held that a hard fork resulting in the creation of new units of crypto assets is a taxable event giving rise to ordinary income. The receipt, distribution and/or sale of the new alternative asset may cause Shareholders to incur a U.S. federal income tax liability. While the IRS has not addressed all situations in which airdrops occur, it is clear from the reasoning of the IRS’s current guidance that it generally would treat an airdrop as a taxable event giving rise to ordinary income, and it is anticipated that any gain or loss from disposition of any assets received in the airdrop would generally be treated as giving rise to capital gain or loss that generally would be short-term capital gain or loss, unless the holding period of those assets were treated as being greater than one year as of the time they are sold. The Sponsor has committed to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Digital Assets to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Digital Assets if there are future regulatory developments that would make it feasible for the Trust to retain those assets.

Brokerage Fees and Trust Expenses

Any brokerage, financing or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize the full amount of gain or loss upon a sale or deemed sale of ether by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Sponsor to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. However, most expenses incurred by the Trust are expected to be treated as “miscellaneous itemized deductions.” As a result, Shareholders who are individuals, estates or trusts generally will not be able to deduct such expenses for U.S. federal income tax purposes.

Investment by U.S. Tax‑Exempt Shareholders

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

Taxation of U.S. Tax-Exempt Shareholders

Income recognized by U.S. Tax-Exempt Shareholders is generally exempt from U.S. federal income tax except to the extent of such Shareholders’ unrelated business taxable income (“UBTI”). UBTI is defined generally as income from a trade or business regularly carried on by a tax-exempt entity that is unrelated to the entity’s exempt purpose. Dividends, interest and, with certain exceptions, gains or losses from the sale, exchange or other disposition of property are generally excluded from UBTI (so long as not derived from debt-financed property). When a U.S. Tax-Exempt Shareholder owns an interest in a grantor trust, such as the Trust, the activities of the Trust (and any pass-through entities or disregarded entities in which the Trust owns an interest) are attributed to the U.S. Tax-Exempt Shareholder for purposes of determining whether such Shareholder’s share of income of the grantor trust is UBTI.

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

Taxation of Non-U.S. Shareholders

The Trust expects (though no assurance can be given) that it should not be treated as engaged in a trade or business within the United States or recognize income that is treated as “effectively connected” with the conduct of a trade or business in the United States (“ECI”). However, while it is unlikely that any income that the Trust might recognize as a result of a fork, airdrop or similar event would give rise to ECI, there has been no guidance as to how such events may be treated. Therefore, there can be no assurance that the Trust will not be treated as engaged in a U.S. trade or business or will not otherwise generate income treated as effectively connected with a U.S. trade or business for U.S. federal income tax purposes.

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

A Non-U.S. Shareholder resident in a jurisdiction with which the U.S. has an income tax treaty may be entitled to the benefits of that treaty in order to reduce or eliminate the 30% U.S. withholding tax with respect to that Shareholder’s distributive share of income that is treated as U.S.-source FDAP if under the laws of that non-U.S. jurisdiction, the Trust is treated as tax-transparent and certain other conditions are met. In order to secure the benefits of an applicable income tax treaty through a reduction or elimination of withholding, Non-U.S. Shareholders will generally be required to certify their non-U.S. status by providing an executed IRS Form W-8BEN or W-8BEN-E. If a Non-U.S. Shareholder fails to provide such IRS Forms, U.S. federal tax at a full 30% rate may be withheld from the Non-U.S. Shareholder’s share of U.S.-source FDAP, in which case the Non-U.S. Shareholder must file a refund claim with the IRS in order to obtain the benefit of a reduced rate or exemption.

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

U.S. Estate Tax Considerations for Non-U.S. Residents

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

Non-U.S. Residents considering an investment in Shares are urged to consult with their tax advisers regarding the potential application of U.S. federal estate taxes to their Shares in their particular circumstances.

U.S. Information Reporting and Backup Withholding

The Trust or the appropriate broker will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. Shareholders may be required to provide certain information or make certain certifications in order to avoid certain information reporting and backup withholding requirements. U.S. Shareholders generally may comply with these requirements by providing a duly completed and executed IRS Form W-9 (Request for Taxpayer Identification Number and Certification). Non-U.S. Shareholders generally may comply with these requirements by providing the relevant IRS Form W-8, duly completed and executed.

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

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including IRAs and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Part 4 of Subtitle B of Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (“DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”), of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code.

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and non-U.S. plans described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local or non-U.S. law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

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

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for ether. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ether’s history, including in 2021-2025. For example, ether lost approximately 12.2% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, ether) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges. As of the date of this report, digital asset prices have continued to fluctuate in 2026.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, the prices of digital assets, including ether, may continue to experience significant volatility or declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop, and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or the digital asset industry as a whole.

The prices of some digital assets, including ether, have fluctuated significantly following the election of Donald Trump as president of the United States. Some expect the new administration to adopt a constructive attitude toward the digital asset industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity and certainty for emerging technologies, including blockchain technology and digital assets, thereby fostering their development. Similarly, the digital asset industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. To the extent market expectations about future activity by the administration or Congress lead digital asset prices and valuations to increase, there can be no assurance such expectations will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide greater regulatory clarity and certainty for blockchain technology and digital assets, such as through promulgating a regulatory framework governing the issuance and operation of digital assets that meets industry expectations, could lead to a decline in the prices of digital assets, including ether. Such a decline could cause a reduction in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve will be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. As established by the Order, the Bitcoin Reserve will not contain ether, and there can be no assurance, and there is no present indication, that it would be changed to include ether in the future. The Digital Asset Stockpile will be capitalized initially with digital assets other than bitcoin forfeited as part of criminal or civil asset forfeiture proceedings, which could include ether; however, there will be no new acquisitions of ether as part of the Digital Asset Stockpile. The anticipation of a U.S. government-funded strategic cryptocurrency reserve may have motivated large-scale purchases of ether in the expectation of the U.S. government potentially acquiring ether to fund such an expected reserve, and the market price of ether may have decreased as a result of the ultimate content of the Order, which did not ultimately provide for acquisition of ether as part of the Bitcoin Reserve, though ether could be held as part of the Digital Asset Stockpile. While legislation has been introduced in the U.S. Senate and the U.S. House of Representatives, which would direct the acquisition of one million bitcoin by the federal government over a five-year period, no such similar federal legislation has been introduced that would provide for acquiring ether. Even if such legislation providing for the acquisition of ether were to be introduced at the federal level, it could fail to pass. Bills have also been introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass; however, the Sponsor is not aware as of the date of this report that similar legislation at the state level has been introduced in respect of ether, in the same quantity as legislation in respect of bitcoin. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce ether acquisition plans or does announce such plans, but these plans fall short of market expectations, the price of ether may decline, which may impact Share value. Even if government acquisitions of ether were to occur or if legislation requiring acquisitions of ether is enacted, the price of ether may decline if there are implementation challenges, unexpected difficulties, or policy or legal reversals, any of which may negatively impact Share value. Further, executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Digital Asset Stockpile is subject to complex challenges and uncertainty that makes it difficult to evaluate its effect on the value of ether and the Shares, now or in the future. There can be no assurance that any particular legislation will ever be introduced or passed at either the federal or state level providing for the acquisition of ether by governmental instrumentalities.

Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any action to take advantage, or mitigate the impacts, of volatility in the price of ether.

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

Digital assets such as ether were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●

Digital asset networks, including the Ethereum peer-to-peer network and associated blockchain ledger (such blockchain, the “Ethereum blockchain” and together with the peer-to-peer network, the “Ethereum network” or “Layer 1 Ethereum network”), and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because ether is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

●

Digital assets, including ether, are controllable only by the possessor of both the unique public key and private key or keys relating to the Ethereum network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network, resulting in the total loss of the value of the digital asset linked to the private key.

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

●

Governance of the Ethereum network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Ethereum network, which may stymie the Ethereum network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Ethereum network, especially long-term problems.

●

The foregoing notwithstanding, the Ethereum network’s protocol is informally overseen by a collective of core developers who, along with members of the Ethereum community, can introduce proposals, known as Ethereum Improvement Proposals (“EIPs”), for updating the Ethereum network. The core developers evolve over time, largely based on self-determined participation. An Ethereum client (“Ethereum Client”) is a software application that implements the Ethereum network specification and communicates with the Ethereum network. A “node” is a computer or other device that has downloaded the Ethereum Client and is connected to other computers also running the Ethereum Client software, together forming the Ethereum network. To the extent that node operators update their individual Ethereum Client to new specifications, the Ethereum network could be subject to changes that may adversely affect the value of ether. In addition, if a digital asset network has high-profile contributors, the perception that such contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

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

●

Many digital asset networks, including the Ethereum network, face significant scaling challenges and may periodically be upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can be processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective or may result in unforeseen problems or issues, and such upgrades may fail, resulting in potentially irreparable damage to the Ethereum network and the value of ether.

●

Moreover, in the past, bugs, defects, and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Ethereum network, Ethereum Client, or dApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, in May 2023, the main Ethereum network itself reportedly suffered outages or bugs that for a short time prevented transactions from finalizing and being recorded in blocks twice in two days. Major Ethereum Clients which nodes use to access the Ethereum network, such as Geth, Besu and Nethermind, have in the past suffered outages or disruptions due to bugs. For more on an unplanned fork involving Geth clients, see “—A temporary or permanent “fork” could adversely affect the value of the Shares.” The cryptography underlying the Ethereum network or ether as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of ether and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like ether. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Ethereum network becoming ineffective, which, if realized, could compromise the security of the Ethereum network, or allow a malicious actor to compromise the wallets holding ether owned by the Trust or others on the Ethereum network, which would result in losses to Shareholders. While various actors in the Ethereum community are taking steps to enable the uses of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Ethereum network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “—Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges” and “—A temporary or permanent “fork” could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. Moreover, normal operations and functionality of the Ethereum network may be negatively affected. Such losses of functionality could lead to the Ethereum network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for ether. Even if another digital asset other than ether were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

●

The Ethereum network has been in the process of implementing a series of software upgrades and other changes to its protocol, which were previously referred to collectively as “Ethereum 2.0” and some of which were implemented during 2022, such as the Bellatrix and Paris planned forks (defined below) that transitioned the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism (“the Merge”). These upgrades have resulted in, and are expected to continue to result in, changes to the Ethereum network. Many of the contemplated upgrades to the Ethereum network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as the Merge, which was completed in September 2022, there is no guarantee that there are not undiscovered flaws that will emerge in the future even in upgrades previously considered successful, and previously successful upgrades do not guarantee that future upgrades will be successful. Any such undiscovered flaws, or the failure to properly implement future changes, could have a material adverse effect on the value of ether and the value of the Shares. One completed upgrade is known as the “Shanghai” upgrade, which allows users to unstake their ether and remove it from the relevant smart contract. As a result of these or future upgrades, it is possible that significant volumes of currently locked and illiquid ether could become unlocked and sold, which could increase volatility in ether prices or have a material adverse effect on the value of ether and the value of the Shares. Upgrades currently being considered to increase throughput and promote scaling, such as “sharding” the Layer 1 Ethereum network or greater reliance on so-called “Layer 2” solutions, could have effects which are difficult to anticipate at this time, but could – if unsuccessfully implemented, or if they contain undiscovered flaws – materially adversely impact or even effectively eliminate the value of ether, and therefore impact the price of the Shares. In addition, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See “—A temporary or permanent “fork” could adversely affect the value of the Shares” for additional information.

●

The Ethereum network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of ether as well as other Ethereum network protocols. For example, the Ethereum network has on occasion reduced the quantity of ether rewarded per block and may make additional changes in the future. The open-source nature of many digital asset network protocols, such as the protocol for the Ethereum network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the Ethereum network does not successfully develop its policies on supply and issuance and other major design decisions, or does so in a manner that is not attractive to network participants, it could lead to a decline in adoption of the Ethereum network and price of ether.

●

Decentralized application and smart contract developers depend on being able to obtain ether to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require ether in order to pay the gas fees needed to power such applications and smart contracts and execute transactions. As such, they represent a significant source of demand for ether. Ether’s price volatility (particularly where ether prices increase), or the Ethereum network’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using the Ethereum network as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon the Ethereum blockchain for other blockchain or digital asset networks or protocols for whatever reason, the value of ether could be negatively affected.

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

The governance of decentralized networks, such as the Ethereum network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Ethereum network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of nodes, users and validators adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Potential amendments to the Ethereum network’s protocols and software could, if accepted and authorized by the Ethereum network community, adversely affect an investment in the Trust.

The Ethereum network uses cryptographic protocols to govern the interactions within the Ethereum network. A loose community known as the core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolves over time, largely based on self-determined participation in the resource section dedicated to Ethereum on Github.com. The core developers can propose amendments to the Ethereum network’s source code that, if accepted by nodes, validators and users, could alter the protocols and software of the Ethereum network and the properties of ether. These alterations would occur through software upgrades, and could potentially include changes to the irreversibility of transactions and limitations on the issuance of new ether or changes to the ether supply, which could undermine the appeal and market value of ether. Alternatively, software upgrades and other changes to the protocols of the Ethereum network could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. As a result, the Ethereum network could be subject to changes to its protocols and software in the future that may adversely affect an investment in the Trust.

The open-source structure of the Ethereum network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Ethereum network protocol. A failure to properly monitor and upgrade the Ethereum network protocol could damage the Ethereum network and an investment in the Trust.

The Ethereum network operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to Ethereum network development. As new ether are rewarded solely for validator activity (other than the 2014 pre-mine) and are not sold on an ongoing basis to generate revenue to support development activity, and the Ethereum network protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Ethereum network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Ethereum network and the core developers may lack the resources to adequately address emerging issues with the Ethereum network protocol. Although the Ethereum network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. For example, there have been recent reports that the number of core developers who have the authority to make amendments to the Ethereum network’s source code in the GitHub repository is relatively small, although there are believed to be a larger number of developers who contribute to the overall development of the source code of the Ethereum network. Another example of Ethereum’s open-source dependencies is that Shipyard, one of the key maintainers of libp2p – the peer-to-peer networking stack under Ethereum–ceased support for Go and JavaScript by September 30, 2025. Libp2p is important for the efficient operation of the Ethereum network, particularly in broadcasting new blocks and validator votes, which illustrates Ethereum’s open‑source dependencies. A failure to maintain or evolve the network’s open-source components could materially impair the Ethereum network’s functionality and, in turn, adversely impact the price of ether and value of the Shares.

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

As of December 31, 2025, the Ethereum network handled approximately 25 transactions per second (according to Coin Metrics). In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Ethereum network has been, at times, at capacity, which has led to increased transaction fees. In December 2017, the popularity of the blockchain-based game Cryptokitties led to significant network congestion on the Ethereum network. The game, which allows players to trade and create virtual kitties, represented by non-fungible tokens (“NFTs”), was reported by some sources to have accounted for more than 10% of the entire Ethereum network traffic at the time causing increases in transaction fees and delays in transaction processing times, and driving Ethereum network traffic to a reported then-all-time high. Since January 1, 2020, ether transaction fees have increased from $0.08 average daily transaction fees per ether transaction, to a high of up to approximately $200.06 average daily transaction fees per transaction on May 1, 2022. As of December 31, 2025, ether transaction fees stood at $0.15 per transaction, on average (according to Coin Metrics). Increased fees and decreased settlement speeds could preclude certain uses for ether (e.g., micropayments), and could reduce demand for, and the price of, ether, which could adversely impact the value of the Shares.

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade culminating in the Merge. The Merge amended the Ethereum network’s consensus mechanism to a process known as proof‑of‑stake, and was intended to address the perceived shortcomings of the proof‑of‑work consensus mechanism in terms of labor intensity and duplicative computational effort expended by validators (known under proof‑of‑work as “miners”) who did not win the race, under proof-of-work, to be the first in time to solve the cryptographic puzzle that would allow them to be the only validator permitted to validate the block and receive the resulting block reward (which was only given to the first validator to successfully solve the puzzle and hash a given block, and not to others). Instead, under proof-of-stake, a single validator is randomly selected to solve the cryptographic puzzle needed to validate a block, which it proposes to a committee of other validators, who vote for whether to include the block (or not), which reduces the computational work performed – and energy expended – to validate each block compared to proof-of-work.

Following the Merge, core development of the Ethereum source code has increasingly focused on modifications of the Ethereum protocol to increase speed, throughput and scalability and to improve existing or next-generation uses. Future upgrades to the Ethereum protocol and Ethereum blockchain to address scaling issues – such as network congestion, slow throughput and periods of high transaction fees owing to spikes in network demand – have been discussed by network participants, such as sharding. The purpose of sharding is to increase scalability of the Ethereum blockchain by splitting the blockchain into subsections, called shards, and dividing validation responsibility so that a defined subset of validators would be responsible for each shard, rather than all validators being responsible for the entire blockchain, allowing for parallel processing and validation of transactions. However, there appears to be uncertainty and a lack of existing widespread consensus among network participants about how to solve the scaling challenges faced by the Ethereum network.

The rapid development of other competing scalability solutions, such as those which would rely on handling the bulk of computational work relating to transactions or smart contracts and applications built on the Ethereum network (consistent with common usage, all such applications are referred to as “decentralized applications” or “dApps”, whether or not decentralized in fact) outside of the main Ethereum network and Ethereum blockchain, has caused alternatives to sharding to emerge. “Layer 2” is a collective term for solutions which are designed to help increase throughput and reduce transaction fees by handling or validating transactions off the main Ethereum network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Ethereum network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Ethereum network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. For example, “rollups” perform transaction execution outside the Layer 1 Ethereum network and then post the data, typically in batches, back to the Layer 1 Ethereum network where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not all of the transactions themselves) that is recorded on the Layer 1 Ethereum network. By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels”, which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Ethereum network (the transaction opening the state channel, and the transaction closing the channel), “side chains”, in which an entire Layer 2 blockchain network with similar capabilities to the existing Layer 1 Ethereum network runs in parallel with the existing Layer 1 Ethereum network and allows smart contracts and dApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Ethereum network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

There is no guarantee that any of the mechanisms in place or being explored for increasing the speed and throughput of settlement of Ethereum network transactions will be effective, or how long these mechanisms will take to become effective, which could cause the Ethereum network to not adequately resolve scaling challenges and adversely impact the adoption of ether and the Ethereum network and the value of the Shares. There is no guarantee that any potential scaling solution, whether a change to the Layer 1 Ethereum network like sharding or the introduction of a Layer 2 solution like rollups, state channels or side chains, will achieve widespread adoption. Alternatively, in theory, the widespread adoption of Layer 2 solutions could succeed in reducing congestion on the Layer 1 Ethereum network by moving transactions and computational work to the Layer 2 level and thereby reducing direct transactions on the Layer 1 Ethereum network, but by reducing transactions on the Layer 1 Ethereum network, could reduce demand for ether on the Layer 1 Ethereum network, which could in theory negatively impact the price of ether. It is possible that proposed changes to the Layer 1 Ethereum network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Ethereum network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Ethereum network to suffer reduced adoption or causing nodes, users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. For example, in April 2024, Starknet, a Layer 2 built on the Layer 1 Ethereum network, suffered an outage reportedly caused by a rounding error bug that halted production of new blocks on Starknet’s Layer 2 blockchain network. Similar outages, bugs, defects, or other problems could affect Layer 2s in the future. Similarly, in multiple instances throughout 2022 and 2023, the Arbitrum Layer 2 network experienced outages due to failures in its primary node responsible for submitting transactions to the Layer 1 Ethereum network. Although the Layer 1 Ethereum network is believed not to have been affected by those outages, problems on Layer 2s in the future could conceivably affect or cause issues for the Layer 1 Ethereum network. Alternatively, if a widely used Layer 2 network were to fail, it could reduce demand for ether because it would eliminate a source of demand for using ether to record transactions from the Layer 2 onto the Layer 1 Ethereum network. Any of the foregoing could adversely affect the price of ether or the value of the Shares.

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

●

During the course of the block validation processes, validators exercise the discretion to select which transactions to include within a block and in what order to include these transactions. Beyond the standard block reward and transaction fees, validators on many blockchains, including the Ethereum blockchain, have the ability to extract what is known as Maximal Extractable Value (“MEV”) by strategically choosing, reordering, or excluding certain transactions during block production in return for increased transaction fees or other forms of profit for such validators. In blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum network, users may attempt to gain an advantage over other users by offering additional fees to validators for effecting a certain order or inclusions of certain transactions within a block. Certain software solutions, such as MEV Boost by Flashbots, have been developed which facilitate validators and other parties in the ecosystem in capturing MEV. MEV Boost is one way to capture MEV on the Ethereum network, but it is not the only way, although it is widely understood that most validation on the Ethereum network involves MEV Boost. MEV Boost is designed to separate block building from block proposal (“proposer-builder separation”), with the intent to decentralize validation activity and reduce the likelihood of transaction censorship by validators. In MEV Boost, there are four groups of market participants: “searchers”, who identify MEV opportunities by scanning the publicly visible so-called memory pool (“mempool”) of pending but unexecuted transactions awaiting validation; “builders”, who take transactions awaiting validation and build them into potential blocks in a manner that captures the MEV opportunities identified by searchers, but do not propose the block to the Ethereum network; “relays”, who send limited information about the block (such as the amount of transaction fees payable to the validator), but not the complete list of transactions, to the validator who will propose them to the Ethereum network; and “proposers”, the validators who have been selected by the Ethereum network to propose a particular block, who are generally intended to accept blocks in the form proposed by block builders and relayed by relays without changing their contents (leading to the intended proposer-builder separation that MEV-Boost was designed to facilitate). The presence of MEV on many blockchains, including the Ethereum blockchain, may incentivize associated practices such as sandwich attacks or front running that can have negative repercussions on DeFi users. A “sandwich attack” on many blockchains that enable DeFi transactions, including the Ethereum blockchain, is executed by placing two transactions around a large, detected transaction to capitalize on the expected price impact. For instance, a market participant (such as a searcher on MEV Boost) might identify a sizable transaction within the publicly visible mempool that will significantly alter an asset’s price on a decentralized exchange. The participant could then for example orchestrate a transaction bundle: one transaction to acquire the asset prior to the detected transaction, followed by the large transaction itself, and a final transaction to sell the asset after the market price has increased due to the large transaction’s execution. Such transaction bundles can be submitted to validators through mechanisms like MEV-Boost (in the case of the Ethereum network, with other networks having other mechanisms), with validators receiving a share of the profits as an incentive to include the specific transaction bundle in the block. In the context of MEV on the Ethereum network, “front running” is said to occur when a user spots a transaction in the mempool, and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction that is still in the mempool. MEV may also compromise the predictability of transaction execution on many blockchains, including the Ethereum blockchain, which may deter usage of the network as a whole. Although based on widely available information given that transactions in the mempool are publicly visible, there have also been instances of validators allegedly leveraging the MEV-Boost software to allegedly trick the software into prematurely releasing the full contents of proposed blocks, such as by a block proposer providing a false signature to the relay. For example, in April 2023, certain Ethereum validators (acting as proposers) allegedly exploited the MEV Boost software that allegedly allowed them to view the full contents of proposed blocks submitted by relays before this information was made public (for example, by allegedly signing transactions with relays using false signatures), allegedly enabling them to insert their own front-running transactions (acting as builders) in front of the front-running transactions originally identified by searchers, propose modified blocks containing those front-running transactions, and allegedly capture approximately $25 million in profits by manipulating block order to the detriment of the original sandwichers (i.e., the searchers who identified MEV opportunities for block builders to incorporate into potential blocks and relays to relay to potential proposers). On May 15, 2024, Anton Peraire-Bueno and James Peraire-Bueno were indicted in the United States District Court for the Southern District of New York for this exploitation of MEV-Boost and specifically charged with wire fraud, wire fraud conspiracy, and money laundering. They assert defenses on a variety of grounds, including, among others, that the searchers in MEV Boost conducted the original sandwich attacks, which victimize ordinary traders by driving up costs and exploiting their trades in the publicly visible mempool in the first place. As of the date of this report, the case has not been decided yet. The case, which the indictment itself acknowledges is the “first of its kind”, raises novel issues for the digital assets industry given that validators attempting to capture MEV is a widespread practice on many blockchain networks, including the Ethereum network, and is widely viewed as a test case by legal commentators, illustrating that applicable law and regulation around MEV remains unsettled. Any potential perception of MEV as unfair manipulation, despite its prevalence on many blockchain networks, including the Ethereum network, may lead to adverse publicity, legal and regulatory uncertainty, or discourage users and other stakeholders from engaging with DeFi protocols or the Ethereum network in general, which could cause ether to lose value. In addition, it is possible governmental authorities, regulators or legislators could enact rules which restrict practices associated with MEV, which could diminish the popularity of the Ethereum network among users and validators and could - if it hampers or impedes existing validation processes - potentially even lead to a reduction in network security or cause ether to lose value. MEV is a novel issue, and while it is impossible to predict with certainty how it could affect the price of ether over time, any of these or other outcomes related to MEV may adversely affect the value of ether and the value of the Shares.

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

●

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

●

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

●

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

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority (over 50%) of the validating power on the Ethereum network, it may be able to alter the Ethereum blockchain on which transactions in ether rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control (over 50%). To the extent that such malicious actor or botnet did not yield its control of the validating power on the Ethereum network or the Ethereum community did not reject the fraudulent blocks as malicious, reversing any changes made to the Ethereum blockchain may not be possible. If the malicious actor were to gain control of more than 33% of the total staked ether on the Ethereum network, it could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain, but it is not believed that it could engage in double-spending or fraudulent block propagation. Even without 33% control, a malicious actor or botnet could create a flood of transactions in order to slow down the Ethereum network (similar to a denial-of-service attack).

For example, in August 2020, the Ethereum Classic network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic network. The attacks resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5 million and $1 million.

Additionally, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur could have negatively impacted perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the proof-of-stake Ethereum network, which could negatively impact the value of ether and the value of the Shares.

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

Validators must deposit 32 ether to activate a unique validator key pair that is used to sign block proposals and attestations on behalf of its stake (i.e., vote on its view of the chain). For every 32 ether deposits staked, a unique validator key pair is generated. An application built on the Ethereum network, or a single node operator, can manage many validator key pairs. For example, Lido, an application that provides a so-called “liquid staking” solution which permits holders of ether to deposit them with Lido, which stakes the ether while issuing the holder a transferrable token, is reported by some sources to have or have had up to 275,000 validator key pairs (each representing 32 staked ether) divided across over 30 node operators. At times, Lido has reportedly controlled around or in excess of 33% of the total staked ether on the Ethereum network. While it is widely believed that Lido has little incentive to attempt to interfere with transaction finality or block confirmations using its reported 33% stake, since doing so would likely cause its entire stake to be slashed and thus lost (assuming good actors unaffiliated with Lido controlled the remainder), and also because Lido is believed to not control most of the third party node operators where its ether is staked, and finally because the occurrence of such manipulation of the Ethereum network’s consensus process by Lido or any other actor would likely cause ether to lose substantial value (which would hurt Lido economically), it nevertheless poses centralization concerns. If Lido, or a bad actor with a similar sized stake, were to attempt to interfere with transaction finality or block confirmations, it could negatively affect the use and adoption of the Ethereum network, the value of ether, and thus the value of the Shares.

A temporary or permanent “fork” could adversely affect the value of the Shares.

The Ethereum network operates using open-source protocols, meaning that any user can become a node by downloading the Ethereum Client and participating in the Ethereum network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to the Ethereum network’s source code and then propose that the Ethereum network community support the modification. These proposed modifications to the Ethereum network’s source code, if adopted, could lead to forks (referred to as “planned forksˮ because they take place through a formal process).

In the case of planned forks, the core developers, including those associated with or funded by the Ethereum Foundation, are able to access and alter the Ethereum network source code and, as a result, they are typically responsible for proposing quasi-official or widely publicized releases of updates and other changes to the Ethereum network’s source code (“EIPs”). Any user can propose an idea for modifying the Ethereum network’s source code, and the core developers are responsible for merging the proposed idea into the EIP repository on GitHub, where it formally becomes an EIP. However, the release of proposed updates to the Ethereum network’s source code by core developers does not guarantee that the updates will be automatically adopted. The developers of each Ethereum Client must agree to implement the EIP’s changes to the Ethereum network in the source code for their respective client software, nodes must accept the changes made available by the developers of the Ethereum Client software they use by choosing to individually download the modified Ethereum Client software, and ultimately a critical mass of validators and users – such as dApp and smart contract developers, as well as end users of dApps and smart contracts, and anyone else who transacts on the Ethereum blockchain or Ethereum network – must support the shift, or the upgrades will lack adoption.

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

A future fork in the Ethereum network could adversely affect the value of the Shares or the ability of the Trust to operate. A fork could also adversely affect the price of ether at the time of announcement or adoption or subsequently. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Alternatively, as with any change to software code, software upgrades and other changes to the source code or protocols of the Ethereum network could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. If a fork caused operational problems for either post-fork network or blockchain, the digital assets associated with the affected network could lose some or all of their value. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Trust’s purposes, there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable. Any of these events could therefore adversely impact the value of the Shares.

On March 13, 2024, the Ethereum network underwent a planned fork called “Dencunˮ implementing a series of EIPs. EIP 4844, which some commentators perceive to be the most significant EIP within the Dencun series, is intended to improve the economics of Layer 2s by reducing transaction fees for Layer 2s who batch transactions executed on the Layer 2s and upload them as a batch (or as a single proof) onto the main Layer 1 Ethereum network. Among other objectives, the Dencun software upgrade was designed to provide Layer 2 scaling solutions a designated storage space on the Layer 1 Ethereum network, called Binary Large Objects (“blobsˮ), which attach large data chunks to transactions on the Layer 1 Ethereum network and are recorded on its blockchain. The data in blobs become inaccessible on the Layer 1 Ethereum network after a temporary period (three weeks), unlike the previous method of storing batched data from Layer 2s on the Layer 1 Ethereum network, which was stored permanently. The cost of accessing the temporary storage in blobs is expected by proponents of the Dencun upgrade to be substantially lower than the cost of storing the data on the Ethereum Layer 1 network permanently, making Layer 2s more cost-efficient to operate and, some commentators hope, more attractive as a scaling solution. Immediately following the upgrade, some Layer 2s reportedly experienced reduced transaction fees when batching transactions to the main Layer 1 Ethereum network, which in turn lowered the transaction costs for executing transactions on such Layer 2s, but this also is believed to have resulted in ether prices (ether being the native asset of the Layer 1 Ethereum network) dropping as well, due in part to the reduced demand for ether to pay the transaction costs of recording data on the Layer 1 Ethereum network. Decreased ether prices could have an adverse effect on the value of the Shares. Additionally, some Layer 2s, such as Blast, reportedly experienced outages and other disruptions in the aftermath of the Dencun upgrade, which in the case of Blast halted block production on the Blast Layer 2 blockchain for a period of time, though it was reportedly restored afterward. As with any change to software code, planned forks such as Dencun could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ether, and therefore the Shares.

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

As illustrated by Dencun, the Merge, and Fusaka, the Ethereum network regularly implements planned forks in an effort to achieve its development roadmap, advance the scalability process, and to improve the network generally. For example, in connection with the Ethereum development roadmap, the Ethereum network executed planned forks to transition from the initial Frontier development stage into the Homestead development stage in 2016; to transition from the Homestead development stage to the first sub-stage, Byzantium, of the Metropolis development stage in 2017; to transition from the Byzantium substage to the St. Petersburg sub-stage in early 2019; and to transition from the St. Petersburg sub-stage to the Istanbul sub-phase, in late 2019. In April 2021, the Ethereum network underwent the Berlin and Altair planned forks, among others. In 2022, Ethereum underwent the Bellatrix and Paris planned forks in connection with the Merge. In 2023, Ethereum underwent the Capella and Shanghai planned forks (collectively, “Shapella”), which enabled withdrawals of staked assets to the Ethereum Layer 1 blockchain main net for the first time (they had previously been locked on the Beacon Chain test net following the Merge). On May 7, 2025, “Pectra” which is a combination of the Prague execution layer hard fork and the Electra consensus layer upgrade, went live. Pectra, among other changes, increased the maximum amount of ether that a validator can stake from 32 to 2,048, allowing validators to manage higher balances with the goals of potentially reducing costs; introducing account abstraction, allowing externally owned accounts (EOAs) to temporarily function like smart contracts; and reducing security risks and shortenening the wait time for new validators. Any of these or future planned forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, or create problematic economic incentives which could increase behavior that has a negative effect on the Ethereum network’s nodes, users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Ethereum community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum underwent a hard fork between the Layer 1 Ethereum network and a new digital asset running on a “forked” branch of the network, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ether held by The DAO, a decentralized autonomous organization, into a segregated account. In response to the hack, and after a contentious debate, most participants in the Ethereum community elected to adopt a hard fork that effectively reversed the hack, and this network constitutes the Layer 1 Ethereum network. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic”, which is not backwards compatible with the Layer 1 Ethereum network and is considered a forked branch, with the native digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset platforms. Following the July 2016 hard fork between the Ethereum and Ethereum Classic networks, new security concerns surfaced. Replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018, and security concerns could similarly surface in connection with future hard forks.

An unplanned fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of Ethereum Client software that nodes run and use to access the Ethereum network. For example, such an unplanned fork reportedly occurred in the Go-Ethereum (“Geth”) client, which is a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time, such as Besu, Open Ethereum, and Nethermind), and a patch was released that all nodes using the Geth client were supposed to download and apply simultaneously. However, not all nodes using Geth did so, resulting in the non-patched Geth nodes temporarily running a different version of the Ethereum blockchain than the patched Geth nodes and nodes using other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum blockchain, causing the nodes using the non-patched Geth version to be unable to reach consensus with the rest of the nodes on the Ethereum blockchain, interrupting the non-patch Geth nodes’ access to the Ethereum network. For example, Infura, which is a node operator that provides services to major Ethereum smart contracts, wallet software providers like MetaMask, ether trading platforms, and other market participants, reportedly ran numerous nodes using the Geth client. Infura’s Geth client running nodes reportedly used the outdated, non-patched Geth version initially, which is said to have caused those nodes to be on the minority blockchain, impacting transaction execution, validation, and recording on the main Layer 1 Ethereum network for Infura’s customers – such as Ethereum‑based smart contracts, wallet providers like MetaMask, ether trading platforms, etc. – until Infura was able to apply the software update released by the Geth client developers to Infura’s nodes that use Geth as their Ethereum Client. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all nodes using the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth nodes, fixing the problem and restoring access to the Ethereum network, including for Infura and its customers.

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

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase that results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. For example, following the DAO hack in July 2016, holders of Ethereum voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of Ethereum rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined. A clone may also adversely affect the price of ether at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC, the native cryptocurrency of Zcash, fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell-off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

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

We refer to the right to receive any such benefit as an “Incidental Right” and any such digital asset (other than ether) acquired through an Incidental Right as an “IR Digital Asset.” With respect to a fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights and any IR Digital Asset associated with such event. As such, Shareholders will not receive the benefits of any Incidental Rights or any IR Digital Asset.

In the event the Trust seeks to change the Trust’s policy with respect to Incidental Rights or IR Digital Assets, an application would need to be filed with the SEC by NASDAQ seeking approval to amend its listing rules to permit the Trust to sell Incidental Rights or IR Digital Assets and distribute the cash proceeds (net of expenses and applicable withholding taxes) to DTC or distribute the Incidental Rights or IR Digital Asset in-kind to DTC. However, there can be no assurance as to whether or when the Sponsor would make such a decision, or when NASDAQ will seek or obtain this approval, if at all.

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

In the event of a hard fork of the Ethereum network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Ethereum network, is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on whatever factors it deems relevant, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of ether, users, services, businesses, validators and other constituencies, as well as the actual continued acceptance of, validating power on, and community engagement with, the Ethereum network, or whatever other factors it deems relevant. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the Ether Custodian, other service providers, the Index Administrator, crypto asset platforms, or other market participants on what is generally accepted as ether and should therefore be considered “ether” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

Any name change and any associated rebranding initiative by the core developers of ether may not be favorably received by the digital asset community, which could negatively impact the value of ether and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” The Sponsor cannot predict the impact of any name change and any associated rebranding initiative on ether. After a name change and associated rebranding initiative, a digital asset may not be able to achieve or maintain brand-name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and associated rebranding initiative by ether could result in ether not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of ether and the value of the Shares.

Smart contracts, including those relating to DeFi applications, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for ether or cause a wider loss of confidence in the Ethereum network, either of which could have an adverse impact on the value of ether.

Smart contracts are programs that run on the Ethereum blockchain that execute automatically when certain conditions are met. Because smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO allowed an attack by a hacker to syphon approximately $60 million worth of ether from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain core developers and contributors pursued a “hard fork” of the Ethereum network in order to erase any record of the theft. Despite these efforts, the price of ether reportedly dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity reportedly led to a $30 million theft of ether, and in November 2017, a new vulnerability in Parity’s wallet software reportedly led to roughly $160 million worth of ether being indefinitely frozen in an account. Furthermore, in April 2018, a batch overflow bug was found in many Ethereum-based ERC20-compatible smart contract tokens that allowed hackers to create a large number of smart contract tokens, causing multiple crypto asset platforms worldwide to shutdown ERC20-compatible token trading. Similarly, in March 2020, a design flaw in the Maker DAO smart contract caused forced liquidations of crypto assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited crypto assets into the smart contract. Other smart contracts, such as bridges between blockchain networks and DeFi protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of ether. In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users.” These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data or transmits ether or other digital assets, or make other changes to the smart contract. Furthermore, in some cases inadequate public information may be available about certain smart contracts or applications, and information asymmetries may exist, even with respect to open-source smart contracts or applications; certain participants may have hidden informational or technological advantages, making for an uneven playing field. There may be opportunities for bad actors to perpetrate fraudulent schemes and engage in illicit activities and other misconduct, such as exit scams and rug pulls (orchestrated by developers and/or influencers who promote a smart contract or application and, ultimately, escape with the money at an agreed time), or Ponzi or similar fraud schemes. Many DeFi applications are currently deployed on the Ethereum network, and smart contracts relating to DeFi applications currently represent a significant source of demand for ether. DeFi applications may achieve their investment purposes through self-executing smart contracts that may allow users, for example, to invest digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments may earn interest based on the rates at which borrowers repay the loan, and can generally be withdrawn by the investor. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, users who transact with the smart contract may experience decreased functionality of the smart contract or may suffer a partial or total loss of any digital assets they have used to transact with the smart contract. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the Ethereum network and represent a significant source of demand for ether, public confidence in the Ethereum network itself could be negatively affected, such sources of demand could diminish, and the value of ether could decrease. Similar risks apply to any smart contract or decentralized application, not just DeFi applications.

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

Validation on the Ethereum network requires ether to be transferred into smart contracts on the underlying blockchain networks that are not under the Trust’s or anyone else’s control. If the Ethereum network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. The Ethereum network imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of their staked ether being destroyed or “burned”: penalties, slashing and inactivity leaks. A validator may face penalties if it fails to take certain actions, such as providing a timely attestation to a block proposed by another validator. Under this scenario, a validator’s staked ether could be burned in an amount equal to the reward to which it would have been entitled for performing the actions. A more severe sanction, known as “slashing,” may be imposed if a validator engages in malicious behavior, such as proposing or attesting to blocks containing invalid transactions. Slashing can result in the immediate forfeiture, withdrawal, or burning of a portion of the validator’s staked ether by the network, resulting in losses to the validator.

After this initial slashing, the validator is queued for forceful removal from the Ethereum network’s validator “pool,” and more of the validator’s stake is burned over a period of approximately 36 days, with the exact amount of ether burned and time period determined by the network regardless of whether the validator makes any further slashable errors, at which point the validator is automatically removed from the validator pool. Staked ether may also be burned through a process known as an “inactivity leak,” which is triggered if the Ethereum network has gone too long without finalizing a new block. For a new block to be successfully added to the blockchain, validators that account for at least two thirds of all staked ether must agree on the validity of a proposed block. This means that if validators representing more than one third of the total staked ether are offline, no new blocks can be finalized. To prevent this, an inactivity leak causes the ether staked by the inactive validators to gradually “bleed away” until these inactive validators represent less than one-third of the total stake, thereby allowing the remaining active validators to finalize proposed blocks. This provides a further incentive for validators to remain online and continuously perform validation activities.

Within the post-Merge Ethereum network, as part of the “activating” and “exiting” processes of staking, staked ether will be inaccessible for a variable period of time determined by a range of factors, including network congestion, resulting in potential inaccessibility during those periods. “Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Ethereum network’s proof-of-stake consensus protocol. “Exit” is the request to exit from the active set and no longer participate in the Ethereum network’s proof-of-stake consensus protocol. As part of these “activating” and “exiting” processes of staking on the Ethereum network, any staked ether will be inaccessible for a period of time. The duration of activating and exiting periods are dependent on a range of factors, including network conditions. In periods of low demand, un-staking may be completed within hours or several days, while in periods of elevated exit activity the process may take multiple weeks or longer to complete. The Ethereum network requires the payment of base fees and the practice of paying tips is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of ether. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Ethereum network’s adoption or the price of ether. Any disruption of validation on the Ethereum network could interfere with network operations and cause the Ethereum network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of ether to decrease. The limited liquidity during the “activation” or “exiting” processes could dissuade potential validators from participating, which could interfere with network operations or security and cause the Ethereum network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of ether to decrease.

Proof-of-stake blockchains are a relatively recent innovation and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality, including the current Ethereum network following the completion of the Merge in 2022, use a newer consensus algorithm known as “proof-of stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the Ethereum network following the Merge, and their associated digital assets – including the ether held by the Trust – have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Trust’s assets. Over the long term, there can be no assurance that the proof-of-stake blockchain on which the Trust’s assets rely will achieve widespread scale or adoption or perform successfully and any failure to do so could negatively impact the value of the Trust’s assets.

Unlike some digital assets, which have a limit on outstanding supply, there is no limit on ether supply.

Some digital assets have a limit (“hard cap”) on the supply of outstanding digital assets. There is no hard cap on the supply of ether, which will continue to be issued as a reward to validators for new blocks. The prices of many digital assets like ether are heavily influenced by supply and demand. If the supply of ether is inflationary, then in the absence of deflationary forces, ether could lose value, assuming the same amount of demand.

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

The value of the Shares relates directly to the value of the ether held by the Trust and fluctuations in the price of ether could adversely affect the value of the Shares. The market price of ether may be highly volatile, and subject to a number of factors, including:

●	an increase in the global ether supply or a decrease in global ether demand;

●	market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry;

●	trading activity on digital asset platforms, which, in many cases, is largely unregulated or may be subject to manipulation;

●

the adoption of ether as a medium of exchange, store of value or other consumptive asset and the maintenance and development of the open‑source software protocol of the Ethereum network, and its ability to meet user demands;

●	manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated;

●	the lack of a hard cap on ether supply;

●	forks in the Ethereum network;

●	changes or instability in the leadership of the Ethereum Foundation;

●	investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or ether, and digital asset exchange rates;

●	consumer preferences and perceptions of ether specifically and digital assets generally;

●	negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;

●	fiat currency withdrawal and deposit policies on digital asset platforms;

●	the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;

●

business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset platforms, or banks or other financial institutions and service providers which provide services to the digital asset industry;

●	the use of leverage in digital asset markets, including the unwinding of positions, “margin calls,” collateral liquidations and similar events;

●	investment and trading activities of large or active consumer and institutional users, speculators, validators, and investors;

●	a “short squeeze” resulting from speculation on the price of ether, if aggregate short exposure exceeds the number of Shares available for purchase;

●	an active derivatives market for ether or for digital assets generally;

●	monetary policies of governments, legislation or regulation, tariffs, trade restrictions, currency devaluations and revaluations;

●	regulatory measures or enforcement actions, if any, that restrict the use of ether as a form of payment or the purchase of ether on the digital asset markets;

●	global or regional political, economic or financial conditions, events and situations, or major public issues;

●	fees associated with processing an ether transaction and the speed at which ether transactions are settled;

●	the maintenance, troubleshooting, and development of the Ethereum network including by validators and developers worldwide;

●	the ability for the Ethereum network to attract and retain validators to secure and confirm transactions accurately and efficiently;

●	ongoing technological viability and security of the Ethereum network and ether transactions, including scalability and vulnerabilities against hacks;

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

●

increased competition from other digital assets or networks, including other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based record keeping, particularly where such other blockchain networks are able to offer users access to a larger consumer user base, greater efficiency, reliability, or processing speed, more economical transaction processing fees, or any other more favorable attributes, than the Ethereum network; and

●

the Trust’s own acquisitions or dispositions of ether, since there is no limit on the number of ether that the Trust may acquire, and the Sponsor is an affiliate of BlackRock, which is a prominent participant in financial markets.

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

The ether market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many ether trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of ether on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash trading may not be available to or employed by digital asset platforms or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the digital asset markets generally, including, among others (1) wash trading; (2) persons with a dominant position in a digital asset manipulating the digital asset’s pricing; (3) hacking of the digital asset’s peer-to-peer network, protocols and trading platforms; (4) malicious control of the digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in the digital asset, new sources of demand for the digital asset, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins” (for more information, see “—Prices of Ether may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at digital asset trading platforms. The effect of potential market manipulation, front-running, wash trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in the digital asset markets and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

In addition, over the past several years, some digital asset platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset platforms. While, generally speaking, smaller digital asset platforms are less likely to have the infrastructure and capitalization that make larger digital asset platforms more stable, larger digital asset platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoins had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset platform Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned, and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. On February 21, 2025, Bybit, a centralized platform for exchanging digital assets, announced that more than $1.4 billion in ether had been stolen from its platform. Hackers were able to manipulate Bybit’s transfer process to authorize and complete the illicit transaction. The incident has resulted in renewed concerns over the security of digital asset platforms.

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

The CF Benchmarks Index was developed by the Index Administrator and has a limited performance history. Although the Index is based on materially the same methodology (except calculation time) as the ETHUSD_RR which was first introduced in May 2018, the Index itself has only been in operation since February 2022. The Index price is a composite CF Benchmarks Index calculated using volume-weighted trading price data from various Constituent Platforms. The Index has only featured its current list of Constituent Platforms since March 2025. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Index’s performance. The Constituent Platforms chosen by the Index Administrator could also change over time. The Index Administrator may remove or add Constituent Platforms to the CF Benchmarks Index in the future at its discretion. For more information on the inclusion criteria for Constituent Platforms in the CF Benchmarks Index.

Although the Index is intended to accurately capture the market price of ether, third parties may be able to purchase and sell ether on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Index price. Moreover, there may be variances in the prices of ether on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. Certain exchanges within the list of Constituent Platforms employ a proprietary order book combining a traditional limit order book with automated market maker instructions. As their automated market maker relies on a mathematical formula and does not rely on any external pricing data or third-party source, differences in the bids and asks placed by the automated market maker compared to prices offered by other digital currency trading venues, or other external market data sources, for the same digital assets may emerge. While the Index provides a U.S. dollar-denominated composite for the price of ether based on, in the case of the CF Benchmarks Index, the volume-weighted price of ether on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform or pricing source may not be equal to the value of ether as represented by the Index. It is possible that the price of ether on the Constituent Platforms could be materially higher or lower than the Index price. To the extent the Index price differs materially from the actual prices available on a Constituent Platform, or the global market price of ether, the price of the Shares may no longer track, whether temporarily or over time, the global market price of ether, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of ether. To the extent such prices differ materially from the Index price, investors may lose confidence in the Shares’ ability to track the market price of ether, which could adversely affect the value of the Shares.

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

The price of ether on public digital asset platforms has a limited history, and during this history, ether prices on the digital asset markets more generally, and on digital asset platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual digital asset platforms, the Index price, and the price of ether generally, remains subject to volatility experienced by digital asset platforms, and such volatility could adversely affect the value of the Shares.

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

While the Trust does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the ether market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of ether. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the ether market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin, and if true, there is no assurance similar dynamics would not be at work in the market for ether. There have been reports that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, including Bitfinex, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators, Tether Holdings Limited, Tether Operations Limited, Tether Limited, and Tether International Limited, in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. Bitfinex also agreed to pay the CFTC a $1.5 million fine to settle charges that Bitfinex offered off-exchange leveraged, margined, or financed transactions involving crypto assets, including ether, with U.S. customers who were not eligible contract participants and accepted funds (including in the form of Tether stablecoins) and orders in connection with such illegal off-exchange transactions, triggering an obligation to register with the CFTC, which the CFTC order asserts it violated. The CFTC previously fined Bitfinex in 2016 on similar charges. In addition, a large amount of Tether is issued as ERC‑20 tokens on the Ethereum network. If Tether were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC‑20 Tether transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.

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

As of December 31, 2025, ether was the second largest digital asset by market capitalization as tracked by CoinGecko.com. There are over 17,000 alternative digital assets tracked by CoinGecko.com, having a total market capitalization of approximately $3.0 trillion (including the approximately $359 billion market capitalization of ether), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contracts platforms rather than open platforms like the Ethereum network. Competition from the emergence or growth of alternative digital assets and smart contract platforms, such as Solana, Avalanche, Tron, BNB Coin, Polkadot, or Cardano, among many others, could have a negative impact on the demand for, and price of, ether and thereby adversely affect the value of the Shares.

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

Digital asset treasury companies risk.

In recent times, a number of companies engaged in businesses outside the digital asset industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including ether.

Digital asset treasury companies are a relatively new phenomenon and it is difficult to predict their long-term sustainability, and therefore their impact to digital asset markets, and to the Trust. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as ether, when prices are rising and they may in certain circumstances be forced to sell such assets when prices are decreasing, potentially causing downward pressure on ether prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for ether. Negative events or sentiment surrounding digital asset treasury companies could affect the market for ether. The increase of consolidated positions in ether held by digital asset treasury companies could affect the operation of the Ethereum blockchain. One digital asset treasury company, BitMine Immersion Technology Inc. (“BitMine Immersion”), held approximately 2.8% of ether’s supply as of November 3, 2025. If BitMine Immersion or another similarly situated digital asset treasury company begins to operate validators, it could gain influence in how the Ethereum blockchain operates. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

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

Ultimately, if the awards of new ether costs of validating transactions grow disproportionately, validators may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Ethereum network and could adversely affect the value of the ether held by the Trust. As a result of Ethereum’s fee burning mechanism, the incentives for validators to validate transactions with higher gas fees may be reduced, since fee burning changes the gas fee split between users, validators, and token holders.

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

The operations of the Ethereum network and other digital asset networks may also consume significant amounts of energy, even though the Ethereum blockchain is generally considered to consume significantly less energy than other digital asset networks, such as the Bitcoin blockchain, due to its proof- of-stake, rather than proof-of-work, transaction validation mechanism. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Notwithstanding Ethereum’s move to proof-of-stake, if regulators or public utilities take actions that restrict or otherwise impact mining activities, such actions could result in decreased security of digital asset networks that rely on proof-of-stake. This could create negative sentiment around digital assets generally and, consequently, adversely impact the value of the Shares.

Risk Factors Related to the Trust and the Shares

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

A public health emergency could adversely affect the economics of many nations and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the digital asset markets. For example, digital asset prices, including ether decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID-19 outbreak.

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

The Trust relies on the information and technology systems of the Custodians, the Trustee, the Sponsor, the Authorized Participants, the Ether Trading Counterparties, the listing exchange, and the Trust’s other service providers and counterparties (referred to herein as the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Trust.

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

The Sponsor, a consolidated subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s Enterprise Risk Management (“ERM”) framework for the Trust’s cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyberattacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyberattack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Trust cannot control the cybersecurity plans and systems of its Service Providers. The Trust and its Shareholders could be negatively impacted as a result.

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

A decrease in the amount of ether represented by each Share results in a decrease in its price even if the price of ether has not changed. To retain the Share’s original price, the price of ether must increase. Without that increase, the lesser amount of ether represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of ether represented by each Share, you will sustain losses on your investment in Shares.

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

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the underlying amount of ether or cash proceeds from selling the underlying amount of ether, redemptions may be suspended (i) during any period in which regular trading on NASDAQ is suspended or restricted, or the exchange is closed (other than scheduled holiday or weekend closings) or (ii) during a period when the Sponsor determines that delivery, disposal or evaluation of ether is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Execution Agent, the Ether Custodian, the Cash Custodian, the Trust Administrator, the Ether Trading Counterparties, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, iShares order entry system, Internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Ethereum network, hacking, cybersecurity breach, or power, internet, or Ethereum network outage, or similar event). If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of ether decreases before such Authorized Participant is able again to surrender for redemption Baskets, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

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

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

●	exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports and audited financial statements in this report;

●	exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and

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

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the Division of Trading and Markets of the SEC and the Office of General Counsel of the Financial Industry Regulatory Authority (“FINRA”) stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there has yet to be definitive regulatory guidance on and the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot ether. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in ether under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for ether may be unable to demonstrate compliance with such requirements. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. As of the date of this report, Virtu Americas LLC, ABN AMRO Clearing USA LLC, and Macquarie Capital (USA) Inc., have executed an agreement that gives them the ability to conduct creations and redemptions in-kind for ether in addition to conducting creations and redemptions for cash.

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

If the processes of creation and redemption of Shares (which depend on timely transfers of ether to and by the Authorized Participant or its designated agent or client, the Ether Custodian and the Prime Execution Agent) encounter any unanticipated difficulties due to, for example, the price volatility of ether, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Prime Execution Agent, Ether Custodian, Authorized Participants or Ether Trading Counterparties, the closing of ether trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by miners, or other problems or disruptions affecting the Ethereum network, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets (in the case of Authorized Participants) to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying ether or to engage in ether transactions (in the case of Ether Trading Counterparties or transactions facilitated by the Prime Execution Agent) may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, the Trustee may, and upon the direction of the Sponsor shall, suspend the process of creation and redemption of Baskets. During such times, trading spreads, and the resulting premium or discount, on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the Ethereum network, the processing of transactions on the Ethereum network may be disrupted, which in turn may prevent Authorized Participants or their designated agent or client, Ether Trading Counterparties from depositing or withdrawing ether from their accounts at the Prime Execution Agent, or prevent the Prime Execution Agent from facilitating ether transactions through its Coinbase Prime service, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of ether and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for ether should become relatively illiquid and thereby materially restrict opportunities for arbitraging, the price of Shares may diverge from the value of ether.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

Baskets may be created or redeemed in exchange for ether or cash. However, only certain Authorized Participants, at present, have the ability to also, through their affiliates, support in-kind creation and redemption activity. The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trade Credits, which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. In addition, Ether Trading Counterparties must settle ether transactions with the Trust within a contractually specified time period, subject to customary exceptions. If the Ether Trading Counterparty fails to perform its obligations within the contractually specified time period, the Trust would seek to use the Prime Execution Agent’s Coinbase Prime service or an alternate Ether Trading Counterparty to execute the ether transaction. However, the pricing or terms of the ultimate ether transaction conducted through the Prime Execution Agent’s Coinbase Prime service or an alternate Ether Trading Counterparty after the failure of the Ether Trading Counterparty to perform its obligations could deviate, potentially significantly, from the pricing or terms of the transaction that the Trust originally entered with the Ether Trading Counterparty. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying ether, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of ether, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them to buy Shares at a price higher than the value of the underlying ether held by the Trust or sell Shares at a price lower than the value of the underlying ether held by the Trust, causing Shareholders to suffer losses. Alternatively, Authorized Participants could refrain from participating in creating and redeeming baskets and could disrupt the Trust’s ability to operate. Similarly, if Ether Trading Counterparties or the parties to transactions with the Trust through the Prime Execution Agent’s Coinbase Prime service refrain from transacting with the Trust it could disrupt the Trust’s ability to operate. The Trust expects to conduct ether purchase and sale transactions through the Prime Execution Agent’s Coinbase Prime service and with Ether Trading Counterparties. The reliance on the Prime Execution Agent’s Coinbase Prime service and Ether Trading Counterparties creates a risk that if the Prime Execution Agent’s Coinbase Prime service or trading with Ether Trading Counterparties is unavailable or disrupted for any reason, the Trust will be unable to execute ether transactions and the Trust’s cash creation and redemption processes will be disrupted. In addition, a failure to settle ether transactions, whether with the Ether Trading Counterparty or the Prime Execution Agent’s Coinbase Prime service, could disrupt the calculation of the Trust’s NAV or potentially cause inaccuracies in NAV calculation, which could disrupt the Trust’s operations or cause Shareholders to suffer losses.

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

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, greatly restricts transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

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

The Sponsor and its management team have a limited track record in operating investment vehicles, such as the Trust, that specifically deal with crypto assets. This limited experience poses several potential risks to the effective management and operation of the Trust. Crypto assets, such as ether, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s limited experience in this specific field may not fully equip it to navigate these complexities effectively.

The past performances of the Sponsor’s management in other investment vehicles are no indication of their ability to manage an investment vehicle such as the Trust. The unique nature of crypto assets makes past performance an unreliable indicator of future success in this area. The crypto asset market is technology-driven and requires a deep understanding of the underlying blockchain technology and security considerations. The Sponsor’s limited experience may not fully encompass the technical expertise required to mitigate risks such as cyber threats, technological failures, or operational errors related to crypto asset transactions and custody.

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

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset platform Huobi announced that it had sent approximately 900 bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s ether through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred ether. The Trust will also be unable to convert or recover its ether transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

If the Custodian Agreement, Prime Execution Agent Agreement, an Authorized Participant Agreement or Ether Trading Counterparty Agreement is terminated, or the Ether Custodian, Prime Execution Agent, an Authorized Participant or an Ether Trading Counterparty fails to provide services as required, the Trustee may operationalize the Additional Ether Custodian, or may need to find and appoint a replacement custodian, execution agent, authorized participant or ether trading counterparty, which could pose a challenge to the safekeeping of the Trust’s ether, the Trust’s ability to create and redeem Shares and the Trust’s ability to continue to operate may be adversely affected.

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

Further, if the Trustee decides to operationalize the Additional Ether Custodian, the Additional Ether Custodian would perform essential functions in terms of safekeeping any of the Trust’s ether that is held with Anchorage. The Anchorage Custodian Agreement provides the Trust with an available alternative custodian to safeguard the Trust’s ether; however, if the Trustee does not operationalize the Additional Ether Custodian, or if Anchorage fails to perform the functions of the Anchorage Custodian Agreement once operationalized, the Trust may be unable to operate or create or redeem Baskets, or may suffer losses, which could force the Trust to liquidate or adversely affect the price of the Shares. Anchorage could terminate services under the Anchorage Custodian Agreement upon providing the applicable notice to the Trust for any reason, or immediately for Cause. A “Termination for Cause” is defined in the Anchorage Custodian Agreement as: (i) the Trust materially breaches any provision of the Additional Ether Custodian Agreement, and such breach remains uncured for a period of 30 calendar days after notice of such breach is provided by Anchorage to the Trust; or (ii) the Trust becomes bankrupt or insolvent. If Anchorage were to terminate services under the Anchorage Custodian Agreement, the Trustee may need to find and appoint a replacement ether custodian.

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

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Trust, Delaware Trustee, Sponsor, Trust Administrator, Cash Custodian, Prime Execution Agent, the Ether Custodian, if operationalized, the Additional Ether Custodian expose the Trust and its Shareholders to the risk of loss of the Trust’s ether for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s ether.

Coinbase Global has informed the Sponsor that it maintains a commercial crime insurance policy, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Ether Custodian and the Prime Execution Agent (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Trust or to customers holding ether with the Ether Custodian or Prime Execution Agent and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the digital asset insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Trust. While the Ether Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Ether Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. None of Coinbase Inc., Coinbase Custody, or Coinbase Global is an FDIC or SIPC member institution.

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

To avoid having to pre-fund purchases or sales of ether in connection with cash creations and redemptions and sales of ether to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may borrow ether or cash as Trade Credit from the Trade Credit Lender on a short-term basis pursuant to the Trade Financing Agreement. The Trade Credit Lender is only required to extend Trade Credits to the Trust to the extent such ether or cash is actually available to the Trade Credit Lender. To the extent that Trade Credits are not available or become exhausted or the Trust decides to pre-fund purchases or sales of ether in connection with cash creations and redemptions, (1) there may be delays in the buying and selling of ether related to cash creations and redemptions or the selling of ether related to paying the Sponsor’s Fee and any other Trust expenses, to the extent applicable, (2) Trust assets may be held in the Trading Balance for a longer duration than if Trade Credits were available, and (3) the execution price associated with such trades may deviate significantly from the Index price used to determine the net asset value of the Trust. To the extent that the execution price for purchases and sales of ether related to creations and redemptions and sales of ether in connection with paying the Sponsor’s Fee and any other Trust expenses deviate significantly from the Index price used to determine the net asset value of the Trust, the Shareholders may be negatively impacted because the added costs of such price deviations would be incurred by the Authorized Participants and may be passed onto the Shareholders in the secondary market. Moreover, this risk factor relating to the unavailability or exhaustion of the Trade Credits should be interpreted as a heightened risk as when choosing cash creations and redemptions rather than contemplated in-kind creations and redemptions.

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

The Prime Execution Agent facilitates the buying and selling or settlement of ether by the Trust in connection with cash creations and redemptions between the Trust and the Authorized Participants, and the sale of ether to pay the Sponsor’s Fee, any other Trust expenses, to the extent applicable, and in extraordinary circumstances, to effect the liquidation of the Trust’s ether. The Prime Execution Agent relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of ether. In particular, the Prime Execution Agent has disclosed that customer cash held by the Prime Execution Agent, including the cash associated with the Trust’s Trading Balance, is held in one or more banks’ accounts for the benefit of the Prime Execution Agent’s customers, or in money market funds in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service) (“Money Market Funds”), provided that such investments are held in accounts in Coinbase’s name for the benefit of customers and are permitted and held in accordance with state money transmitter laws. The Prime Execution Agent has represented to the Sponsor that it has implemented the following policy with respect to the cash associated with the Trust’s Trading Balance. First any cash related to the Trust’s purchase or sale of ether will be held in an omnibus account in the Prime Execution Agent’s name for the benefit of (“FBO”) its customers at each of multiple FDIC-insured banks (an “FBO Account”), or in a Money Market Fund. The amount of Trust cash held at each FBO Account shall be in an amount at each bank that is the lower of (i) the FDIC insurance limit for deposit insurance and (ii) any bank-specific limit set by the Prime Execution Agent for the applicable bank. Deposit insurance does not apply to cash held in a Money Market Fund. The Prime Execution Agent has agreed to title the accounts in a manner designed to enable receipt of FDIC deposit insurance where applicable on a pass-through basis, but it does not guarantee that pass-through insurance will apply since such insurance is dependent on the compliance of the bank. Second, to the extent the Trust’s cash in the Trading Balance in aggregate exceeds the amounts that can be maintained at the banks on the foregoing basis, the Prime Execution Agent has represented that it currently conducts an overnight sweep of the excess into U.S. government Money Market Funds. The Sponsor has not independently verified the Prime Execution Agent’s representations. To the extent that the Prime Execution Agent faces difficulty establishing or maintaining banking relationships, the loss of the Prime Execution Agent’s banking partners or the imposition of operational restrictions by these banking partners and the inability for the Prime Execution Agent to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Prime Execution Agent could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Prime Execution Agent is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

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

The Sponsor has the exclusive authority to determine the net asset value of the Trust and the NAV, which it has delegated to the Trustee under the Trust Agreement. The Trustee has delegated to the Trust Administrator the responsibility to calculate the net asset value of the Trust and the NAV, based on a pricing source selected by the Trustee. The Trust Administrator determines the net asset value of the Trust and NAV as of 4:00 p.m. ET, on each Business Day, as soon as practicable after that time. The Trust Administrator’s determination is made utilizing data from the operations of the Trust and the Index, calculated at 4:00 p.m. ET, on such day. If the Trustee determines in good faith that the Index does not reflect an accurate ether price, then the Trustee will instruct the Trust Administrator to employ an alternative method to determine the fair value of the Trust’s assets. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply, and the Sponsor may make this determination in its sole discretion. The Trust Administrator may calculate the Index in a manner that ultimately inaccurately reflects the price of ether. To the extent that the net asset value of the Trust, NAV, the Index, or the Trustee’s, the Trust Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor, the Trust Administrator nor the Trustee may be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index or other valuation method used to calculate the net asset value of the Trust. Any such change in the Index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

To the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP, the Trust’s periodic financial statements may not utilize the Trust’s net asset value or NAV. The Trust’s periodic financial statements will be prepared in accordance with GAAP, including ASC Topic 820, and utilize an exchange-traded price from the Trust’s principal market for ether as of 11:59 p.m. ET on the Trust’s financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements. To the extent that such valuation sources and policies used to prepare the Trust’s financial statements result in an inaccurate price, the value of the Shares could be adversely affected, and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the valuation method used to calculate the net asset value to be reported in the Trust’s financial statements. Any such change in such valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed ordinary course operational and periodic expenses of the Trust, with certain exceptions. Expenses incurred by the Trust but not assumed by the Sponsor, such as, among others, taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders; or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell ether held by the Trust or (ii) deliver ether in-kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of ether at a time when the trading prices for those assets are depressed. The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

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

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding ether. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of ether. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its ether. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its ether. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

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

Risk Factors Related to the Regulation of the Trust and the Shares

Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of ether or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of ether, validator activity, digital wallets, the provision of services related to trading and providing custody services for ether, the operation of the Ethereum network, or the digital asset markets generally.

There is a lack of consensus regarding the regulation of digital assets, including ether, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events described below, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, Office of the Comptroller of the Currency (the “OCC”), CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ether in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital asset industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from cryptoasset-related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto asset-related activities or have concentrated exposures to the crypto asset sector.

US federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including ether, and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and may not be ascertainable in the near future. We cannot predict how these and other related events will affect us or the crypto asset business.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Ethereum network was to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs, and other technologies that could enhance privacy have been discussed by participants in the Ethereum network. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in CVC transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Ethereum network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions – such as many digital asset platforms, or the Trust’s service providers, such as the Prime Execution Agent or Cash Custodian – to reduce support for or cease offering services for ether or to the Trust, which could impair the utility of ether, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations.

A determination that ether or any other digital asset is a “security” may adversely affect the value of ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements made in the past by senior officials at the SEC and endorsed by its previous Chairman in a letter to a member of Congress appeared to indicate that the SEC did not consider ether to be a security at that time. However, a recent federal court decision ruled that the SEC has not to date issued a definitive statement of its position on whether ether is a security for purposes of federal law. HODL Law, PLLC v. Securities and Exchange Commission, Case No. 22‑cv‑1832‑LJLB, 2023 WL 4852322 (Jul. 28, 2023), at *6. The SEC staff has reportedly provided informal assurances in the past to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. The CFTC has for years considered ether to be a commodity subject to its regulatory jurisdiction, and ether futures have been listed for years on CFTC‑regulated exchanges while cleared ether swaps have been listed for trading on CFTC‑regulated swap execution facilities not registered with the SEC without being deemed “mixed swaps” subject to joint CFTC and SEC jurisdiction to the Sponsor’s knowledge.

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

If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Although the SEC and Ripple reached a settlement in August 2025  to resolve the enforcement action and to dismiss their respective court appeals, which has largely been viewed as positive in the digital assets market, there remains continued uncertainty as to the regulatory framework that will be applied by the SEC and courts to digital assets. Such uncertainty may remain until legislation providing a regulatory framework is adopted.

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

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in crypto assets illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict crypto asset trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in crypto asset mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to crypto asset miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), has made its way through the House of Commons and is expected to work through the House of Lords and become law in 2023. The FSMB would bring digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA passed the European Parliament in 2023 and will apply from 2024. Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of ether. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Trust or ether is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

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

Additionally, to the extent the Trust, the Trustee, the Sponsor, Authorized Participants or Ether Trading Counterparties are found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust, the Trustee, the Sponsor, Authorized Participants or the Ether Trading Counterparties and have a material adverse effect on the price of the Shares. Although Ether Trading Counterparties represent to the Trust that they have obtained all necessary governmental licenses and approvals and have consulted their own counsel in connection with the activities contemplated by the Ether Trading Counterparty Agreements, if such representations prove inaccurate, such Ether Trading Counterparties may suffer adverse consequences and be unable to perform their obligations or engage in ether transactions with the Trust, or the Trust’s operations could be adversely affected and decreased liquidity for the Shares or losses for Shareholders could result.

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

The Trust and affiliates of the consolidated parent of the Sponsor (“BlackRock”) have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know your customer laws and regulations. The Sponsor and the Trust will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a thorough due diligence process and or a thorough know your customer process, such as the Authorized Participants, Ether Trading Counterparties, Prime Execution Agent and Ether Custodian. The Prime Execution Agent and Ether Custodian must undergo counterparty due diligence by BlackRock. Each Authorized Participant must undergo onboarding by BlackRock prior to placing creation or redemption orders with respect to the Trust. Each Ether Trading Counterparty must undergo onboarding by BlackRock prior to entering into ether transactions with the Trust. Each Ether Trading Counterparty who deposits ether as part of a purchase made by the Trust in connection with a cash creation or receives ether from the Trust as part of a sale made by the Trust in connection with a cash redemption must establish an account - and transfer or receive such ether through such account - at the Prime Execution Agent. When trading through the Prime Execution Agent acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement, the ether delivered to the Trust is delivered through execution with the Prime Execution Agent. As a result, the Sponsor and the Trust have instituted procedures reasonably designed to ensure that a situation would not arise where the Trust would engage in transactions with a counterparty whose identity the Sponsor and the Trust did not know.

Furthermore, Authorized Participants, as broker-dealers, and the Prime Execution Agent, as an entity licensed to conduct digital asset business activity by the New York Department of Financial Services, the Ether Custodian, as and a limited purpose trust company subject to New York Banking Law, and the Additional Ether Custodian, as a national trust bank chartered by the OCC, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Trust will only accept creation and redemption requests from Authorized Participants and trade with Ether Trading Counterparties who have represented to the Trust that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. In addition, with respect to all ether delivered by the Ether Trading Counterparties, such Ether Trading Counterparties must represent to the Trust that they will form a reasonable belief (i) as to the identities of, and conduct necessary diligence with respect to, any counterparties from whom such party obtains ether being transferred and (ii) that such ether being transferred by such party to the Trust were not derived from, or associated with, unlawful or criminal activity. The Trust will not hold any ether except those that have been delivered by Ether Trading Counterparties or by execution through the Prime Execution Agent, in connection with Authorized Participant creation requests. Moreover, the Prime Execution Agent has represented to the Trust that it has implemented and will maintain and follow compliance programs that are designed to comply with applicable sanctions and anti-money laundering laws and that it performs both initial and ongoing due diligence on each of its customers as well as ongoing transaction monitoring that is designed to identify and report suspicious activity conducted through customer accounts opened at the Prime Execution Agent, including any opened by the Trust’s counterparties for purposes of facilitating ether deposits to and withdrawals from, the Trust’s Trading Balance, as required by law.

The Prime Execution Agent, Ether Custodian and Ether Trading Counterparties have adopted and implemented anti-money laundering and sanctions compliance programs, which provide additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, every Ether Trading Counterparty must establish an account at the Prime Execution Agent through which the Ether Trading Counterparty transfers ether to the Trust during a purchase order or receives ether from the Trust in connection with a redemption order. The Prime Execution Agent performs screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Prime Execution Agent’s blockchain analytics screening program, any ether that is delivered to the Trust’s account will undergo screening designed to assess whether the origins of that ether are illicit.

The Prime Execution Agent Agreement provides, among others, that if the Prime Execution Agent conducts blockchain analytics screening on an ether transaction deposited by an Authorized Participant and such screening results in the ether transaction being suspected or determined to be in violation of certain applicable sanctions laws, the Prime Execution Agent and its affiliates, including the Ether Custodian, will (a) block or reject the deposit of such ether into a customer account of the Trust’s counterparties, where required by applicable sanctions laws, and (b) agree to promptly inform the Trust if any fund movement between a customer account of the Trust’s counterparties at the Prime Execution Agent and the Trust’s account(s) involves such ether, so long as permitted by applicable law. However, there is no guarantee that such procedures will always prove to be effective or that the Prime Execution Agent and its affiliates will always perform their obligations. Such screening may also result in the ether identified by such screening being blocked or frozen by the Prime Execution Agent, and thus made unavailable to the Trust. Moreover, the Prime Execution Agent Agreement and Custodian Agreement require the Trust to attest that it has performed its own due diligence on the Authorized Participants it has contracted with to source ether from and has confirmed that the Authorized Participants and Ether Trading Counterparties, as applicable, have implemented policies, procedures and controls designed to comply with applicable anti-money laundering and applicable sanctions laws. Although the Trust arranges for such diligence to be performed, including by the Trust’s service providers, including the Sponsor or the Trustee or their affiliates, there is no guarantee such diligence will prove effective in identifying all possible sources of illicit financing risks. Ether Trading Counterparties represent to the Trust that they conduct due diligence on their own counterparties from whom they source the ether they deposit with the Trust in creation baskets, and that they have formed a reasonable belief that such ether being transferred by the Ether Trading Counterparty to the Trust were not derived from, or associated with, unlawful or criminal activity. However, there is the risk that Ether Trading Counterparties may not conduct sufficient due diligence processes on the sources of their ether or that their representations to the Trust may turn out to be inaccurate, which could cause the Trust to suffer a loss. If the Authorized Participants or Ether Trading Counterparties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s procedures or diligence prove to be ineffective, violations of such laws could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Execution Agent and its affiliates, including the Ether Custodian, under the Prime Execution Agent Agreement and Custodian Agreement, or the Trust’s other service providers and counterparties. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

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

Rules like those previously proposed by the SEC, that would amend the definition of a “qualified custodian” and expand the current custody rule in 406(4)-2 to cover all digital assets, including ether, and related advisory activities, would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including ether. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the Ether Custodian and Prime Execution Agent. It is possible that such amendments, if adopted, could prevent the Ether Custodian and Prime Execution Agent from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements under the Custodian Agreement and Prime Execution Agent Agreement, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the Ether Custodian and Prime Execution Agent currently play, the Trust’s operations (including in relation to creations and redemptions of Baskets and the holding of ether) could be negatively affected, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Trust could be affected.

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

The Trust may take certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Digital Asset. If the IRS were to disagree with, and successfully challenge any of these positions, the Trust might not qualify as a grantor trust. In addition, the Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset if there are future regulatory developments that would make it feasible for the Trust to retain those assets. If the Trust were treated as owning any asset other than ether (and/or incidental cash) as of any date on which it creates or redeems Shares, it may cease to qualify as a grantor trust for U.S. federal income tax purposes. Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

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

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital assets, such as ether, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital assets, including on the price of ether in digital asset platforms, and therefore may have an adverse effect on the value of the Shares.

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

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital assets for fiat currency from state sales tax. Other states have not issued any guidance on these points, and could take different positions (e.g., imposing sales taxes on purchases and sales of digital currencies for fiat currency), and states that have issued guidance on their tax treatment of digital currencies (or other digital assets) could update or change their tax treatment of digital currencies. It is unclear what further guidance on the treatment of digital currencies for state or local tax purposes may be issued in the future. A state or local government authority’s treatment of ether may have negative consequences, including the imposition of a greater tax burden on investors in ether or the imposition of a greater cost on the acquisition and disposition of ether generally.

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

A U.S. Tax-Exempt Shareholder may recognize “unrelated business taxable income” as a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. Tax-Exempt Shareholder would constitute “unrelated business taxable income” (“UBTI”). Tax-exempt Shareholders should consult their tax advisers regarding whether such Shareholder may recognize UBTI as a consequence of an investment in Shares.

Shareholders could incur a tax liability without an associated distribution of the Trust.

In the normal course of business, it is possible that the Trust could incur a taxable gain in connection with the sale of ether (such as sales of ether to obtain fiat currency with which to pay the Sponsor’s Fee or Trust expenses, and including deemed sales of ether as a result of the Trust using ether to pay the Sponsor’s Fee or its expenses) that is otherwise not associated with a distribution to Shareholders. Accordingly, Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust.

A hard “fork” of the Ethereum blockchain could result in Shareholders incurring a tax liability.

If a hard fork occurs in the Ethereum blockchain, the Trust could hold both the original ether and the alternative new ether. The IRS has held that a hard fork resulting in the creation of new units of crypto assets is a taxable event giving rise to ordinary income. Moreover, if such an event occurs, the Trust Agreement provides that the Sponsor shall have the discretion to determine whether the original or the alternative asset shall constitute ether. The Trust shall treat whichever asset the Sponsor determines is not ether as Incidental Rights or IR Digital Asset, which it has committed to irrevocably abandon.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Digital Asset. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset if there are future regulatory developments that would make it feasible for the Trust to retain those assets.

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

Although neither the Sponsor nor any affiliates of the Sponsor nor any investment vehicles managed or advised by any of them exercise control over Coinbase, it is possible that positions of investment vehicles managed by affiliates of the Sponsor in Coinbase may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor Coinbase’s interests over the interests of the Trust or its Shareholders with respect to, for example, fees charged, and the quality of service provided by Coinbase as Prime Execution Agent. Similarly, investors could have concerns that the Sponsor or affiliates of the Sponsor could influence market data provided by Coinbase in a way that benefits the Sponsor, for example by artificially inflating the values of ether in order to increase the Sponsor’s Fee. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

Coinbase Global is also the parent company of the Ether Custodian. The Ether Custodian serves as a fiduciary and custodian on the Trust’s behalf, and is responsible for safeguarding digital assets held by the Trust and holding the private keys that provide access to the Trust’s digital wallets and vaults. The positions of investment vehicles managed by affiliates of the Sponsor in the parent company of the Ether Custodian may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor the Ether Custodian’s interests over the interests of the Trust or its Shareholders with respect to, for example, fees charged, and the quality of service provided by the Ether Custodian. Similarly, it is possible that investors could have concerns that the interests owned by investment vehicles managed by affiliates of the Sponsor in Coinbase could cause it to refrain from taking actions that are in the best interests of the Trust but that could harm the Ether Custodian. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

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

The Ether Custodian has represented that it is a fiduciary under § 100 of the New York Banking Law. Further, the Ether Custodian is a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Advisers Act and is licensed to custody the Trust’s ether in trust on the Trust’s behalf. However, the Ether Custodian may terminate the Custodian Agreement for cause at any time upon providing the applicable notice provided under the Custodian Agreement. If the Ether Custodian resigns, is removed, or is prohibited by applicable law or regulation to act as custodian, and no successor custodian has been employed and operationalized, the Sponsor may dissolve the Trust in accordance with the terms of the Trust Agreement.

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

As illustrated by the 2022 Events, many of the players in the digital assets markets are interconnected  - for example, certain market participants may be active in both borrowing and lending, or engage in a wide variety of trading relationships and transactions, with respect to many of the same counterparties, or with respect to the same digital assets or blockchain networks  - which can heighten the contagion risks if one of them defaults on its obligations to others or a given digital blockchain network or digital asset were to stop functioning properly or lose substantial value, as applicable, leading to correlated failures in a wider market downturn or a disruption or market dislocation affecting that particular blockchain network or that particular digital asset, or losses. It is possible that, in circumstances similar to the 2022 Events, this interconnectedness risk affecting the Ether Custodian, the Additional Ether Custodian, the Prime Execution Agent, Authorized Participants, Ether Trading Counterparties, or other service providers to the Trust could adversely affect the Trust or its Shareholders, for instance by disrupting creation and redemption processes, or (in the case of the Prime Execution Agent or the Ether Custodian or Additional Ether Custodian) resulting in a loss of funds, such as (in the event of a large scale system failure or cybersecurity breach) by exhausting available insurance funds.

The Trust’s Authorized Participants act in similar or identical capacities for several competing exchange-traded ether products which may impact the ability or willingness of one or more Authorized Participants to participate in the creation and redemption process, adversely affect the Trust’s ability to create or redeem Baskets and adversely affect the Trust’s operations and ultimately the value of the Shares.

Many of the Trust’s Authorized Participants now or in the future, act or may act in the same capacity for several competing exchange-traded ether products. Each Authorized Participant and Ether Trading Counterparty has limited balance sheet capacity, which means that, particularly during times of heightened market trading activity or market volatility or turmoil, Authorized Participants may not be able or willing to submit creation or redemption orders, and Ether Trading Counterparties may not be able or willing to engage in ether purchases or sales with the Trust or may do so in limited capacities. The inability or unwillingness of Authorized Participants or Ether Trading Counterparties to do so could lead to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial.

Furthermore, if creations or redemptions are unavailable due to the inability or unwillingness of one or more of the Trust’s Authorized Participants to submit creation or redemption orders with the Trust (or do so in a limited capacity), the arbitrage mechanism may fail to function as efficiently as it otherwise would or be unavailable. This could result in impaired liquidity for the Shares, wider bid/ask spreads in the secondary trading of the Shares and greater costs to investors and other market participants, all of which could cause the Sponsor to halt or suspend the creation or redemption of Shares during such times, among other consequences.

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

While the Sponsor has adopted and implemented the policies and procedures that are reasonably designed to ensure compliance with applicable law, including a Compliance Manual and Code of Business Conduct and Ethics, which address conflicts of interest (together, the “Policies”) and will adopt standard operating practices requiring that certain applicable personnel pre-clear personal trading activity in which ether is the referenced asset, there is no way to guarantee that every employee, officer, director, or similar person associated with the Sponsor, Trustee, or the BlackRock affiliates will comply at all times with such Policies, duties and training and refrain from engaging in insider trading in violation of their duties to the Trust and Sponsor. This risk is present in traditional financial markets and is not unique to ether. If such employees or others affiliated with the Trust, Sponsor, Trustee, or Affiliates respectively do engage in illegal conduct or conduct which fails to meet applicable regulatory standards, the Trust, Sponsor, Trustee or relevant Affiliate respectively could be the target of civil or criminal fines, penalties, punishments, or other regulatory or other sanctions or lawsuits or could be the target of an investigation, whether directly or indirectly, such as on a failure to diligently supervise theory. Any of these outcomes could cause the Trust and Shareholders to suffer harm.

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

Risk Factors Related to ERISA

In General.

Notwithstanding the commercially reasonable efforts of the Sponsor, it is possible that the underlying assets of the Trust will be deemed to include “plan assets” for the purposes of Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code. A determination that the assets of the Trust were “plan assets” could result in, among other things, (i) the application of the prudence and other fiduciary standards of ERISA to investments made by the Trust and (ii) the possibility that certain transactions in which the Trust might otherwise seek to engage in the ordinary course of its business and operation could constitute non-exempt “prohibited transactions” under Section 406 of ERISA and/or Section 4975 of the Code, which could restrict the Trust from entering into an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, fiduciaries who decide to invest in the Trust could, under certain circumstances, be liable for “prohibited transactions” or other violations as a result of their investment in the Trust or as co-fiduciaries for actions taken by or on behalf of the Trust or the Sponsor. There may be other similar laws that also apply to an investment in the Trust.

Seed Capital Investor.

The Sponsor or one or more of its affiliates may be a party in interest or a disqualified person with respect to one or more Plans considering an investment in the Trust. Given the Sponsor’s or an affiliate’s expected initial ownership interest of 50% or more of the Trust, the Trust would be a party in interest to any Plans with respect to which the Sponsor or an affiliate is a party in interest or a disqualified person. Therefore, the purchase by any such Plans in the Trust would be prohibited under ERISA and/or Section 4975 of the Code absent an exemption. Fiduciaries of Plans should consider whether a purchase of interests constitutes a non-exempt prohibited transaction under ERISA and/or Section 4975 of the Code. Available exemptions from the prohibited transaction rules of ERISA and the Code include PTCE 84-14, PTCE 90-1, PTCE 91-38, PTCE 95-60, PTCE 96-23, and Section 408(b)(17) of ERISA (and the corresponding provisions of Section 4975(d)(20) of the Code).

The application of ERISA (including the corresponding provisions of the Code and other relevant laws) may be complex and dependent upon the particular facts and circumstances of the Trust and of each Plan, and it is the responsibility of the appropriate fiduciary of each investing Plan to ensure that any investment in the Trust by such Plan is consistent with all applicable requirements. Each Shareholder, whether or not subject to Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code, should consult its own legal and other advisors regarding the considerations discussed above and all other relevant ERISA and other considerations before purchasing the Shares.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Trust does not have any officers, directors or employees. The Sponsor, a consolidated subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s ERM framework for the Trust’s cybersecurity risk management and strategy. Key aspects of the ERM framework are summarized below. The board of directors of the Sponsor (the “Board of Directors”) periodically receives reports from BlackRock regarding BlackRock’s cybersecurity program.

As of December 31, 2025, cybersecurity risks have not materially affected the Trust’s objective, results of operations or financial condition.

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-layered defense model in which cybersecurity operational processes are executed by global information security and other firmwide teams, supported by dedicated internal audit and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, such as NIST Cybersecurity Framework, Cyber Risk Institute Profile, ISO/IEC 27001/27001, and other leading frameworks. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that are designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

●

Governance: As discussed in more detail under the heading “BlackRock’s Cybersecurity Governance” below, the oversight by BlackRock’s board of directors (“BlackRock’s Board”) of cybersecurity risk management is supported by BlackRock’s Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”)and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).

●

Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.

●

Safeguards: BlackRock deploys a range of people, processes and technical controls that are designed to protect BlackRock’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation and intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi-factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti‑malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown and restricted administrative privileges; employee awareness, training, and phishing testing; a data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.

●

Incident Response and Recovery Planning: BlackRock has established and maintains incident response and recovery plans that address BlackRock’s response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate an incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. These plans are evaluated on a periodic basis.

●

Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Operational incidents can arise as a result of failures by third parties with which BlackRock does business, such as failures by internet, communication technology and cloud service providers or other vendors to adequately follow processes and procedures, safeguard their systems, or prevent system disruptions or cyber-attacks. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program. BlackRock also performs due diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

●

Education and Awareness: BlackRock’s employees and contractors are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats, and to receive communications on BlackRock’s evolving information security policies and procedures.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, war games and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums in an effort to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to BlackRock’s Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2025, BlackRock is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect BlackRock’s business strategy, results of operations or financial condition.

BlackRock’s Cybersecurity Governance

BlackRock’s Board of Directors is actively engaged in the oversight of BlackRock’s risk management program. BlackRock’s Risk Committee assists BlackRock’s Board with its oversight of BlackRock’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. BlackRock’s Risk Committee receives regular reports on BlackRock’s cybersecurity program, technology resilience risk management and related developments from members of our information security team, including the CISO. BlackRock’s Board and BlackRock’s Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of BlackRock’s Board’s Risk and Audit Committees.

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

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2025, the CISO had over 31 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions. He also holds the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

Holders

As of December 31, 2025, there were approximately 133 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal year ended December 31, 2025 and the period from May 21, 2024 (Date of Seeding) to December 31, 2024. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

136,880,000 Shares (3,422 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2025.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
10/01/25 to 10/31/25	34,960,000	$30.3205
11/01/25 to 11/30/25	62,000,000	23.7587
12/01/25 to 12/31/25	39,920,000	22.2370
Total	136,880,000	$24.9908

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

Introduction

The Trust is a Delaware statutory trust. The Trust does not have any officers, directors, or employees, and is administered by the Third Amended and Restated Trust Agreement dated as of July 8, 2025, among the Sponsor, the Trustee and the Delaware Trustee. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of ether held by a custodian on behalf of the Trust.

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

Valuation of Ether; The CF Benchmarks Index

On each Business Day, as soon as practicable after 4:00 p.m. ET, the Trust evaluates the ether held by the Trust as reflected by the CF Benchmarks Index and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a Business Day means any day other than a day when NASDAQ is closed for regular trading.

The CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK BMR. The Index Administrator is a UK incorporated company, authorized and regulated by the FCA of the UK as a Benchmark Administrator, under the UK BMR.

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

Valuation of Ether

The following chart shows the daily ether price, as applicable, for the period from June 24, 2024 (Date of Commencement of Operations) through December 2025:

Ether Prices (June 2024 - December 2025)

Results of Operations

The Year Ended December 31, 2025

The Trust’s net asset value increased from $3,571,262,167 at December 31, 2024 to $10,300,756,520 at December 31, 2025, a 188.43% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 141,480,000 at December 31, 2024 to 458,720,000 at December 31, 2025, a consequence of 546,320,000 Shares (13,658 Baskets) being created and 229,080,000 Shares (5,727 Baskets) being redeemed during the year. The increase in the Trust’s net asset value was partially offset by a decrease in the price of ether, which fell 10.86% from $3,333.60 at December 31, 2024 to $2,971.55 at December 31, 2025.

The 11.01% decrease in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $25.24 at December 31, 2024 to $22.46 at December 31, 2025 is directly related to the 10.86% decrease in the price of ether. The Financial Statement NAV decreased slightly more than the price of ether on a percentage basis due to the Sponsor’s Fee, which was $18,411,090 for the year, or 0.23% of the Trust’s average weighted assets of $8,063,917,630 during the year.

The Financial Statement NAV of $36.46 on August 22, 2025 was the highest during the year, compared with a low of $11.09 on April 8, 2025.

Net decrease in net assets resulting from operations for the year ended December 31, 2025 was $2,315,493,008, resulting from an unrealized loss on investment in ether of $2,262,771,767, a net investment loss of $18,411,090, and a net realized loss of $195,777,445 from ether sold for the redemption of Shares, partially offset by a net realized gain of $135,453 from ether sold to pay expenses, and a net realized gain of $161,331,841 from ether paid for the in-kind redemption of shares. Other than the net Sponsor’s Fee of $18,411,090, the Trust had no expenses during the year.

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

The 0.96% increase in the Financial Statement NAV from $25.00 at May 21, 2024 (Date of Seeding) to $25.24 at December 31, 2024 is directly related to the 1.03% increase in the price of ether. The Financial Statement NAV increased slightly less than the price of ether on a percentage basis due to the net Sponsor’s Fee, which was $888,986 for the period, or 0.08% of the Trust’s average weighted assets of $1,087,092,372 during the period.

The NAV of $30.86 on December 6, 2024 was the highest during the period, compared with a low of $16.85 on September 6, 2024.

The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 400,000 Shares at May 21, 2024 to 141,480,000 Shares at December 31, 2024, a consequence of 147,280,000 Shares (3,682 Baskets) being created and 6,200,000 Shares(155 Baskets) being redeemed during the period. The increase in the Trust’s net asset value also benefited from an increase in the price of ether, which rose 1.03% from the Trust’s first ether purchase of $3,299.54 on June 24, 2024 to $3,333.60 at December 31, 2024.

Net increase in net assets resulting from operations for the period ended December 31, 2024 was $34,418,803, resulting from an unrealized gain on investment in ether of $27,767,502 and a net realized loss of $22,070 from ether sold to pay expenses and a net realized gain of $7,562,357 from ether sold for the redemption of Shares. Other than the net Sponsor’s Fee of $888,986, the Trust had no expenses during the period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2025 and 2024.

	Three Months Ended (Unaudited)
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Expenses
Sponsor’s fees	$2,038,502	$1,882,114	$7,917,727	$8,320,759
Sponsor’s fees waived	(791,853)	(751,364)	(204,795)	—
Total expenses	1,246,649	1,130,750	7,712,932	8,320,759
Net investment loss	(1,246,649)	(1,130,750)	(7,712,932)	(8,320,759)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Ether sold to pay expenses	(313,171)	(423,236)	730,372	141,488
Ether sold for the redemption of Shares	(203,341,675)	(93,180,835)	327,082,377	(226,337,312)
Ether paid for the in-kind redemptions of Shares	—	—	—	161,331,841
Net realized gain (loss)	(203,654,846)	(93,604,071)	327,812,749	(64,863,983)
Net change in unrealized appreciation/depreciation on investment in ether	(1,728,580,085)	854,250,640	3,236,696,155	(4,625,138,477)
Net realized and unrealized gain (loss)	(1,932,234,931)	760,646,569	3,564,508,904	(4,690,002,460)
Net increase (decrease) in net assets resulting from operations	$(1,933,481,580)	$759,515,819	$3,556,795,972	$(4,698,323,219)
Net increase (decrease) in net assets per Share	$(11.84)	$4.22	$8.59	$(9.36)

	Three Months Ended (Unaudited)
	June 30, 2024(a)	September 30, 2024	December 31, 2024
Expenses
Sponsor’s fees	$420	$358,491	$1,284,940
Sponsor’s fees waived	—	(186,634)	(568,231)
Total expenses	420	171,857	716,709
Net investment loss	(420)	(171,857)	(716,709)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Ether sold to pay expenses	—	(21,660)	(410)
Ether sold for the redemption of Shares	—	—	7,562,357
Net realized gain (loss)	—	(21,660)	7,561,947
Net change in unrealized appreciation/depreciation on investment in ether	590,295	(138,509,122)	165,686,329
Net realized and unrealized gain (loss)	590,295	(138,530,782)	173,248,276
Net increase (decrease) in net assets resulting from operations	$589,875	$(138,702,639)	$172,531,567
Net increase (decrease) in net assets per Share	$1.47	$(4.67)	$2.05

(a)	Period from May 21, 2024 (Date of Seeding) to June 30, 2024.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2025.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of December 31, 2025, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Sponsor’s management, including the principal executive officer and principal financial officer of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control – Integrated Framework” (2013).

Based on their assessment and those criteria, the Sponsor’s management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Trust hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

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

Shannon Ghia is the President and Chief Executive Officer, and Bryan Bowers is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by the Board of Directors composed of Philip Jensen, Peter Landini, Lindsey Haswell, Shannon Ghia and Bryan Bowers.

Shannon Ghia, 49, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on April 18, 2022. Ms. Ghia is a Managing Director of BlackRock and has served as Global Co-Head of ETF Markets since January 1, 2022. ETF Markets encompasses the Global Markets and Product Engineering teams within EII Markets and Investments (“the Engine”) of BlackRock’s ETF and Index Investing organization. The Engine teams drive investment integrity and market quality in BlackRock’s ETF and index portfolios. Global Markets and Product Engineering together strive to safeguard ETF trading, evolve the ETF ecosystem and develop best-in-class products with enduring integrity that promote clients’ financial well‑being. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms. Ghia’s service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 51, has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. Mr. Bowers is a Managing Director of BlackRock and is a member of the Product Governance & Reporting Team within BlackRock’s Global Accounting and Product Services (“GAAPS”) function. Mr. Bowers serves as the Chief Trust Officer of BlackRock Institutional Trust Company (“BTC”) and the Chief Financial Officer for the US iDTS trusts. From 2021 to 2025, Mr. Bowers oversaw fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the audit committee of the board for each iShares Trust, iShares, Inc. and iShares U.S. ETF Trust. From September 1, 2014 to October 3, 2021, Mr. Bowers served as a Director on the Global Financial Reporting on the Business Operations & Technology team within BlackRock’s GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock’s Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Philip Jensen, 67, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and practiced as a California Certified Public Accountant through 1992.

Peter Landini, 74, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner.

Lindsey Haswell, 47, is the Chief Legal Officer of Tempo Labs, a layer-one blockchain designed specifically for payments that was incubated by Stripe and Paradigm that she joined in August 2025. She is also on the board of ProCap Acquisition Corp., a fintech-focused special purpose acquisition company. She served as the Chief Legal and Administrative Officer for crypto payments firm MoonPay from February 2023 to August 2025, and the Chief Legal and Administrative Officer for crypto-asset firm Blockchain.com from May 2021 to February 2023. Since July 2022, she also has served on the founding team of the Core blockchain network, a Bitcoin-powered layer-one blockchain. Ms. Haswell was the Chief Legal and Administrative Officer of mobility company Lime from September 2018 to May 2021 and was a founding member of Uber’s Legal team, on which she served from January 2015 to November 2017. In November 2017, she founded a venture-backed company in the autonomous vehicle space. From August 2003 to January 2015, Ms. Haswell worked at the law firm Gibson, Dunn & Crutcher LLP, where she focused on tech counseling and litigation. Ms. Haswell earned a degree in Political Science and Journalism from the University of Southern California and a law degree from the University of Southern California.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Chief Executive Officer, President, Chief Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at 400 Howard Street, San Francisco, CA 94105 or calling the Sponsor at (415) 670-2000. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fee. For the year ended December 31, 2025, the Trust has incurred Sponsor’s Fee of $18,411,090.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the year ended December 31, 2025 and the period from May 21, 2024 (Date of Seeding) to December 31, 2024.

	2025	2024
Audit fees	$182,850	$82,600
Audit-related fees	3,910	18,990
Tax fees	—	—
All other fees	—	—
Total	$186,760	$101,590

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
3.1	Certificate of Trust of iShares Ethereum Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333‑275583) filed by the Registrant on November 16, 2023

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

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K (File No. 001-42166) filed by the Registrant on March 5, 2025

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

10.4	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333‑275583) filed by the Registrant on May 29, 2024

10.5	Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-42166) filed by the Registrant on September 19, 2024

10.6	Master Custody Service Agreement with Anchorage Digital Bank N.A. incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001‑42166) filed by the Registrant on April 8, 2025

19.1*	Global Insider Trading Policy

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

97.1	Executive Officer Incentive-Based Compensation Clawback Policy is incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K (File No. 001-42166) filed by the Registrant on March 5, 2025

99.1*	Section 13(r) Disclosure

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith

Item 16. Form 10-K Summary.

None.

iShares® Ethereum Trust ETF
Financial Statements
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares Ethereum Trust ETF

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares Ethereum Trust ETF (the "Trust") as of December 31, 2025 and 2024, and the related statements of operations, of changes in net assets and of cash flows for the year ended December 31, 2025 and for the period May 21, 2024 (date of seeding) to December 31, 2024, including the related notes (collectively referred to as the "financial statements"). We also have audited the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2025 and for the period May 21, 2024 (date of seeding) to December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Trust’s financial statements and on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

PricewaterhouseCoopers LLP, 2001 Market Street, Suite 1800, Philadelphia, PA 19103

T: (267) 330 3000, www.pwc.com/us

Definition and Limitations of Internal Control over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the Sponsor’s management and the Sponsor of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Existence of and Rights to the Investment in Ether

As described in Notes 1 and 2 to the financial statements, the Trust accounts for its investment in ether at fair value in accordance with its classification as an investment company for accounting purposes. As of December 31, 2025, the fair value of the Trust’s investment in ether was $10.3 billion, with a respective cost basis of $12.5 billion. As disclosed by management, digital assets, including ether, are controllable only by the possessor of both the unique public key and private key or keys relating to the Ethereum network address, or “wallet”, at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

The principal considerations for our determination that performing procedures relating to the existence of, and the Trust’s rights to, the investment in ether is a critical audit matter are (i) a high degree of auditor effort in performing procedures and evaluating audit evidence related to the existence of, and the Trust’s rights to, the investment in ether and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the involvement of professionals with specialized skill and knowledge to assist in evaluating evidence of the effectiveness of the third-party custodian’s controls related to (i) reconciliation of the investment in ether from the third-party custodian’s records to the public blockchain and (ii) safeguarding of the investment in ether held by the third-party custodian, including the generation of the private cryptographic keys and the storing of these keys. These procedures also included, among others (i) confirming the Trust’s investment in ether with the third-party custodian as of December 31, 2025 and comparing the information in the confirmation response to the Trust’s records; (ii) testing purchases and sales executed by the Trust related to the investment in ether for a sample of transactions by obtaining and inspecting source documents, such as trade tickets, third-party custodian statements, and bank statements, as well as whether the transactions were appropriately authorized by the Trust by obtaining and inspecting approval records; and (iii) the involvement of professionals with specialized skill and knowledge to assist in (a) comparing the investment in ether from the third-party custodian’s confirmation response to the public blockchain and (b) evaluating whether the Trust had access to the private cryptographic keys held by the third-party custodian by tracing certain withdrawal transactions executed by the Trust to the public blockchain.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2026

We have served as the Trust’s auditor since 2024.

iShares® Ethereum Trust ETF

Statements of Assets and Liabilities

At December 31, 2025 and 2024

	December 31,
	2025	2024
Assets
Investment in ether, at fair value(a)	$10,303,043,495	$3,571,669,777
Cash	16,171	37,023
Total Assets	10,303,059,666	3,571,706,800

Liabilities
Sponsor’s fees payable	2,303,146	444,633
Total Liabilities	2,303,146	444,633

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$10,300,756,520	$3,571,262,167

Shares issued and outstanding(b)	458,720,000	141,480,000
Net asset value per Share (Note 2C)	$22.46	$25.24

(a)	Cost of investment in ether: $12,538,047,760 and $3,543,902,275, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Operations

For the year ended December 31, 2025 and for the Period from May 21, 2024 (Date of Seeding) to December 31, 2024

	Year Ended December 31, 2025		For the Period from May 21, 2024 (Date of Seeding) to December 31, 2024
Expenses
Sponsor’s fees	$20,159,102		$1,643,851
Sponsor’s fees waived	(1,748,012)		(754,865)
Total expenses	18,411,090		888,986
Net investment loss	(18,411,090)		(888,986)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Ether sold to pay expenses	135,453		(22,070)
Ether sold for the redemption of Shares	(34,445,604	)(d)	7,562,357
Net realized gain (loss)	(34,310,151	)(b)	7,540,287 (c)
Net change in unrealized appreciation/depreciation	(2,262,771,767)		27,767,502
Net realized and unrealized gain (loss)	(2,297,081,918)		35,307,789

Net increase (decrease) in net assets resulting from operations	$(2,315,493,008)		$34,418,803

Net increase (decrease) in net assets per Share(a)	$(7.33)		$0.74

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)	Includes $740,965,008 of realized gains and $(775,275,159) of realized losses.
(c)	Includes $13,225,392 of realized gains and $(5,685,105) of realized losses.
(d)	Includes $161,331,841 of ether paid for the in-kind redemption of Shares

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Changes in Net Assets

For the year ended December 31, 2025 and for the Period from May 21, 2024 (Date of Seeding) to December 31, 2024

	Year Ended December 31, 2025	For the Period from May 21, 2024 (Date of Seeding) to December 31, 2024
Net Assets, Beginning of Period	$3,571,262,167	$—

Operations:
Net investment loss	(18,411,090)	(888,986)
Net realized gain (loss)	(34,310,151)	7,540,287
Net change in unrealized appreciation/depreciation	(2,262,771,767)	27,767,502
Net increase (decrease) in net assets resulting from operations	(2,315,493,008)	34,418,803

Capital Share Transactions:
Contributions for Shares issued	14,798,904,285	3,695,353,729
Distributions for Shares redeemed	(5,753,916,924)	(158,510,365)
Net increase in net assets from capital share transactions	9,044,987,361	3,536,843,364

Increase in net assets	6,729,494,353	3,571,262,167

Net Assets, End of Period	$10,300,756,520	$3,571,262,167

Shares issued and redeemed
Shares issued	546,320,000	147,680,000
Shares redeemed	(229,080,000)	(6,200,000)
Net increase in Shares issued and outstanding	317,240,000	141,480,000

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Cash Flows

For the year ended December 31, 2025 and for the Period from May 21, 2024 (Date of Seeding) to December 31, 2024

	Year Ended December 31, 2025	For the Period from May 21, 2024 (Date of Seeding) to December 31, 2024

Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(2,315,493,008)	$34,418,803
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(14,195,984,327)	(3,695,230,461)
Proceeds from ether sold	5,313,310,751	158,868,473
Net realized (gain) loss	34,310,151	(7,540,287)
Net change in unrealized appreciation/depreciation	2,262,771,767	(27,767,502)
Change in operating assets and liabilities:
Sponsor’s fees payable	1,858,513	444,633
Net cash used in operating activities	$(8,899,226,153)	$(3,536,806,341)
Cash Provided by Financing Activities
Proceeds from issuance of Shares	$14,196,638,199	$3,695,353,729
Payments for Shares redeemed	(5,297,432,898)	(158,510,365)
Net cash provided by financing activities	$8,899,205,301	$3,536,843,364
Cash
Net increase (decrease) in cash	$(20,852)	$37,023
Cash, beginning of period	37,023	—
Cash, end of period	$16,171	$37,023
Supplemental disclosure of non-cash information:
Ethereum purchased for Shares issued	$602,266,086	$—
Ethereum paid for Shares redeemed	$(456,484,026)	$—

See notes to financial statements.

iShares® Ethereum Trust ETF

Schedules of Investments

At December 31, 2025 and 2024

December 31, 2025
Description	Quantity	Cost	Fair Value
Ether	3,467,229	$12,538,047,760	$10,303,043,495

Total Investments — 100.02%			10,303,043,495
Liabilities in Excess of Other Assets — (0.02)%			(2,286,975)
Net Assets — 100.00%			$10,300,756,520

December 31, 2024
Description	Quantity	Cost	Fair Value
Ether	1,071,415	$3,543,902,275	$3,571,669,777

Total Investments — 100.01%			3,571,669,777
Liabilities in Excess of Other Assets — (0.01)%			(407,610)
Net Assets — 100.00%			$3,571,262,167

See notes to financial statements.

iShares® Ethereum Trust ETF

Notes to Financial Statements

December 31, 2025

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

On  July 29, 2025, the SEC issued 19b-4 orders permitting in-kind creations and redemptions by authorized participants for the Trust. On  July 31, 2025, the post-effective amendment to the Trust’s registration statement on Form S-1 was declared effective. As a result of these regulatory actions, the Trust is authorized to create and redeem shares with authorized participants on an in-kind basis.

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

Additionally, the Trust Administrator monitors for unusual prices and escalates to the Trustee if detected. If the CF Benchmarks Index is not used, the Trust will notify Shareholders in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. The Trust Administrator calculates the net asset value of the Trust and the NAV once on each day other than a Saturday or a Sunday or a day on which NASDAQ is closed for regular trading (a “Business Day”). The NAV for a normal trading day will be released after 4:00 p.m. ET. Trading during the core trading session on NASDAQ typically closes at 4:00 p.m. ET. However, NAVs are not officially released until after the completion of a comprehensive review of the NAV and prices utilized to determine the NAV of the Trust by the Trust Administrator. Upon the completion of the end of day reviews by the Trust Administrator the NAV is released to the public typically by 5:30 p.m. ET and generally no later than 8:00 p.m. ET. The period between 4:00 p.m. ET and the NAV release after 5:30 p.m. ET (or later) provides an opportunity for the Trust Administrator and the Trustee to detect, flag, investigate, and correct unusual pricing should it occur and implement a Fair Value Event, if necessary. Any such correction could adversely affect the value of the Shares.

The Trust’s periodic financial statements may not utilize the net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with U.S. GAAP.

Gain or loss on sales of ether is calculated on a trade date basis using the average cost method.

The following tables summarize activity in ether for the year ended December 31, 2025 and the period from May 21, 2024 (Date of Seeding) to December 31, 2024:

Year Ended December 31, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,071,415	$3,543,902,275	$3,571,669,777	$—
Ether purchased(a)	4,132,755	14,798,250,413	14,798,250,413	—
Ether sold for the redemption of shares(b)	(1,732,296)	(5,788,168,476)	(5,753,722,872)	(34,445,604)
Ether sold to pay expenses	(4,645)	(15,936,452)	(16,071,905)	135,453
Net realized loss	—	—	(34,310,151)	—
Net change in unrealized appreciation/depreciation	—	—	(2,262,771,767)	—
Ending balance	3,467,229	$12,538,047,760	$10,303,043,495	$(34,310,151)

(a)	Includes Ether purchased in-kind for Shares issued of $602,266,086.
(b)	Includes Ether paid in-kind for Shares redeemed of $456,484,026 (Cost of ether paid was $295,152,185 and realized gain of Ether paid was $161,331,841).

Period from May 21, 2024 (Date of Seeding) to Period Ended December 31, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Ether purchased	1,118,503	3,695,230,461	3,695,230,461	—
Ether sold for the redemption of shares	(46,952)	(150,918,814)	(158,481,171)	7,562,357
Ether sold to pay expenses	(136)	(409,372)	(387,302)	(22,070)
Net realized gain	—	—	7,540,287	—
Net change in unrealized appreciation/depreciation	—	—	27,767,502	—
Ending balance	1,071,415	$3,543,902,275	$3,571,669,777	$7,540,287

C.	Calculation of Net Asset Value

On each Business Day, as soon as practicable after 4:00 p.m.ET, the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the total assets held by the Trust. The Trust Administrator computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Share activities for the year ended December 31, 2025 and the period from May 21, 2024 (Date of Seeding) to December 31, 2024 were as follows:

	December 31,
	2025		2024(a)
	Shares	Amount	Shares	Amount
Shares issued	546,320,000	$14,798,904,285	147,680,000	$3,695,353,729
Shares redeemed	(229,080,000)	(5,753,916,924)	(6,200,000)	(158,510,365)
Net increase	317,240,000	$9,044,987,361	141,480,000	$3,536,843,364

(a)	Period from May 21, 2024 (Date of Seeding) to December 31, 2024.

F. Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  December 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

3 - Trust Expenses

The Sponsor’s Fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the year ended December 31, 2025, the Sponsor’s Fee was $20,159,102.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting July 23, 2024, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $2.5 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the year ended December 31, 2025, the amount waived was $1,748,012.

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

6 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust, that have not yet occurred.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the year ended December 31, 2025 and the period from May 21, 2024 (Date of Seeding) to December 31, 2024.

	Year Ended December 31, 2025	May 21, 2024 (Date of Seeding) to December 31, 2024
Net asset value per Share, beginning of period	$25.24	$25.00

Net investment loss(a)	(0.06)	(0.02)
Net realized and unrealized gain (loss)(b)	(2.72)	0.26
Net increase (decrease) in net assets from operations	(2.78)	0.24
Net asset value per Share, end of period	$22.46	$25.24

Total return, at net asset value(c)	(11.01)%	(4.82	)%(d)(e)(f)

Ratio to average net assets:
Net investment loss	(0.23)%	(0.13	)%(g)
Total expenses	0.25%	0.25	%(g)
Total expenses after fees waived	0.23%	0.13	%(g)

(a)	Based on average Shares outstanding during the period.
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

At December 31, 2025 and December 31, 2024 the value of the ether held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Ethereum Trust ETF (registrant)

/s/ Shannon Ghia
Shannon Ghia Director, President and Chief Executive Officer (Principal executive officer)

Date:	February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Shannon Ghia
Shannon Ghia Director, President and Chief Executive Officer (Principal executive officer)

Date:	February 27, 2026

/s/ Bryan Bowers
Bryan Bowers Director and Chief Financial Officer (Principal financial and accounting officer)

Date:	February 27, 2026

/s/ Philip Jensen
Philip Jensen Director

Date:	February 27, 2026

/s/ Peter Landini
Peter Landini Director

Date:	February 27, 2026

/s/ Lindsey Haswell
Lindsey Haswell Director

Date:	February 27, 2026

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.