Form 10-Q
period 2026-06-30
iShares Ethereum Trust ETF
filed 2026-08-06
CIK 2000638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, the Registrant had 385,000,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Ethereum Trust ETF

Statements of Assets and Liabilities (Unaudited)

At June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025
Assets
Investment in ether, at fair value(a)	$4,293,888,717	$10,303,043,495
Cash	8,557	16,171
Total Assets	4,293,897,274	10,303,059,666

Liabilities
Sponsor’s fee payable	988,321	2,303,146
Total Liabilities	988,321	2,303,146

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$4,292,908,953	$10,300,756,520

Shares issued and outstanding(b)	357,120,000	458,720,000
Net asset value per Share (Note 2C)	$12.02	$22.46

(a)	Cost of investment in ether: $8,994,200,103 and $12,538,047,760, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Expenses
Sponsor’s fee	$3,867,493		$1,882,114		$8,837,030		$3,920,616
Sponsor’s fee waived	—		(751,364)		—		(1,543,217)
Total expenses	3,867,493		1,130,750		8,837,030		2,377,399
Net investment loss	(3,867,493)		(1,130,750)		(8,837,030)		(2,377,399)

Net Realized and Unrealized Gain (Loss)
Net realized loss from:
Ether sold to pay expenses	(2,881,521)		(423,236)		(6,171,484)		(736,407)
Ether sold for the redemption of Shares	(1,089,558,599	)(b)	(93,180,835)		(2,018,297,270	)(c)	(296,522,510)
Net realized loss	(1,092,440,120	)(d)	(93,604,071	)(e)	(2,024,468,754	)(f)	(297,258,917	)(g)
Net change in unrealized appreciation/depreciation	(405,814,791)		854,250,640		(2,465,307,121)		(874,329,445)
Net realized and unrealized gain (loss)	(1,498,254,911)		760,646,569		(4,489,775,875)		(1,171,588,362)

Net increase (decrease) in net assets resulting from operations	$(1,502,122,404)		$759,515,819		$(4,498,612,905)		$(1,173,965,761)

Net increase (decrease) in net assets per Share(a)	$(3.78)		$4.22		$(10.79)		$(6.83)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)	Includes $(620,771,962) of ether paid for the in-kind redemption of Shares.
(c)	Includes $(811,791,042) of ether paid for the in-kind redemption of Shares.
(d)	Includes $1,989,638 of realized gains and $(1,094,429,758) of realized losses.
(e)	Includes $807,973 of realized gains and $(94,412,044) of realized losses.
(f)	Includes $43,750,238 of realized gains and $(2,068,218,992) of realized losses.
(g)	Includes $1,244,204 of realized gains and $(298,503,121) of realized losses.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2026

Six Months Ended June 30, 2026
Net Assets at December 31, 2025	$10,300,756,520

Operations:
Net investment loss	(4,969,537)
Net realized loss	(932,028,634)
Net change in unrealized appreciation/depreciation	(2,059,492,330)
Net decrease in net assets resulting from operations	(2,996,490,501)

Capital Share Transactions:
Contributions for Shares issued	1,454,888,419
Distributions for Shares redeemed	(2,380,749,282)
Net decrease in net assets from capital share transactions	(925,860,863)

Decrease in net assets	(3,922,351,364)

Net Assets at March 31, 2026	$6,378,405,156

Operations:
Net investment loss	(3,867,493)
Net realized loss	(1,092,440,120)
Net change in unrealized appreciation/depreciation	(405,814,791)
Net decrease in net assets resulting from operations	(1,502,122,404)

Capital Share Transactions:
Contributions for Shares issued	943,277,721
Distributions for Shares redeemed	(1,526,651,520)
Net decrease in net assets from capital share transactions	(583,373,799)

Decrease in net assets	(2,085,496,203)

Net Assets at June 30, 2026	$4,292,908,953

Shares issued and redeemed
Shares issued	132,040,000
Shares redeemed	(233,640,000)
Net decrease in Shares issued and outstanding	(101,600,000)

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

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(4,498,612,905)	$(1,173,965,761)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(1,046,997,825)	(2,526,542,897)
Proceeds from ether sold	2,193,054,602	536,355,793
Net realized loss	2,024,468,754	297,258,917
Net change in unrealized appreciation/depreciation	2,465,307,121	874,329,445
Change in operating assets and liabilities:
Sponsor’s fee payable	(1,314,825)	116,736
Net cash provided by (used in) operating activities	$1,135,904,922	$(1,992,447,767)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$1,047,083,704	$2,526,695,016
Payments for Shares redeemed	(2,182,996,240)	(534,263,461)
Net cash provided by (used in) financing activities	$(1,135,912,536)	$1,992,431,555

Cash
Net decrease in cash	$(7,614)	$(16,212)
Cash, beginning of period	16,171	37,023
Cash, end of period	$8,557	$20,811

Supplemental disclosure of non-cash information:
Ether purchased for Shares issued	$1,351,082,436	$—
Ether paid for Shares redeemed	$(1,724,404,562)	$—

See notes to financial statements.

iShares® Ethereum Trust ETF

Schedules of Investments (Unaudited)

At June 30, 2026 and December 31, 2025

June 30, 2026

Description	Quantity	Cost	Fair Value
Ether	2,695,456	$8,994,200,103	$4,293,888,717

Total Investments – 100.02%			4,293,888,717
Liabilities in Excess of Other Assets – (0.02)%			(979,764)
Net Assets – 100.00%			$4,292,908,953

December 31, 2025

Description	Quantity	Cost	Fair Value
Ether	3,467,229	$12,538,047,760	$10,303,043,495

Total Investments – 100.02%			10,303,043,495
Liabilities in Excess of Other Assets – (0.02)%			(2,286,975)
Net Assets – 100.00%			$10,300,756,520

See notes to financial statements.

iShares® Ethereum Trust ETF

Notes to Financial Statements (Unaudited)

June 30, 2026

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

Gain or loss on sales of ether is calculated on a trade date basis using the average cost method.

The following tables summarize activity in ether for the three months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	3,035,336	$10,674,287,156	$6,379,790,561	$—
Ether purchased(a)	433,040	943,244,598	943,244,598	—
Ether sold for the redemption of shares(b)	(770,839)	(2,616,198,812)	(1,526,640,213)	(1,089,558,599)
Ether sold to pay expenses	(2,081)	(7,132,839)	(4,251,318)	(2,881,521)
Net realized loss	—	—	(1,092,440,120)	—
Net change in unrealized appreciation/depreciation	—	—	(405,814,791)	—
Ending balance	2,695,456	$8,994,200,103	$4,293,888,717	$(1,092,440,120)

(a)	Includes ether purchased in-kind for Shares issued of $729,769,624.
(b)	Includes ether paid in-kind for Shares redeemed of $904,035,078 (Cost of ether paid was $1,524,807,040 and realized loss of ether paid was $620,771,962).

Three Months Ended June 30, 2025	Quantity	Cost	Fair Value	Realized Gain (loss)
Beginning balance	1,191,766	$3,887,465,641	$2,186,653,058	$—
Ether purchased	651,971	1,593,981,362	1,593,981,362	—
Ether sold for the redemption of shares	(74,771)	(237,314,542)	(144,133,707)	(93,180,835)
Ether sold to pay expenses	(393)	(1,234,324)	(811,088)	(423,236)
Net realized loss	—	—	(93,604,071)	—
Net change in unrealized appreciation/depreciation	—	—	854,250,640	—
Ending balance	1,768,573	$5,242,898,137	$4,396,336,194	$(93,604,071)

The following tables summarize activity in ether for the six months ended June 30, 2026 and 2025:

Six Months Ended June 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	3,467,229	$12,538,047,760	$10,303,043,495	$—
Ether purchased(a)	997,186	2,398,080,261	2,398,080,261	—
Ether sold for the redemption of shares(b)	(1,764,340)	(5,925,697,182)	(3,907,399,912)	(2,018,297,270)
Ether sold to pay expenses	(4,619)	(16,230,736)	(10,059,252)	(6,171,484)
Net realized loss	—	—	(2,024,468,754)	—
Net change in unrealized appreciation/depreciation	—	—	(2,465,307,121)	—
Ending balance	2,695,456	$8,994,200,103	$4,293,888,717	$(2,024,468,754)

(a)	Includes ether purchased in-kind for Shares issued of $1,351,082,436.
(b)	Includes ether paid in-kind for Shares redeemed of $1,724,404,562 (Cost of ether paid was $2,536,195,604 and realized loss of ether paid was $811,791,042).

Six Months Ended June 30, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,071,415	$3,543,902,275	$3,571,669,777	$—
Ether purchased	954,503	2,532,610,572	2,532,610,572	—
Ether sold for the redemption of shares	(256,443)	(830,710,219)	(534,187,709)	(296,522,510)
Ether sold to pay expenses	(902)	(2,904,491)	(2,168,084)	(736,407)
Net realized loss	—	—	(297,258,917)	—
Net change in unrealized appreciation/depreciation	—	—	(874,329,445)	—
Ending balance	1,768,573	$5,242,898,137	$4,396,336,194	$(297,258,917)

C.	Calculation of Net Asset Value

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

Cash includes non-interest bearing, non-restricted cash maintained with one banking institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits.

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

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the six months ended June 30, 2026, the Sponsor’s fee was $8,837,030.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting July 23, 2024, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $2.5 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the six months ended June 30, 2026, there were no fees waived.

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

Pursuant to the applicable agreements with the Trust’s third-party service providers, the Trust has agreed to indemnify such service providers against certain claims, losses, liabilities and expenses, subject to the terms, conditions and limitations set forth therein.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net asset value per Share, beginning of period	$15.87	$13.89	$22.46	$25.24

Net investment loss(a)	(0.01)	(0.01)	(0.02)	(0.01)
Net realized and unrealized gain (loss)(b)	(3.84)	4.93	(10.42)	(6.42)
Net increase (decrease) in net assets from operations	(3.85)	4.92	(10.44)	(6.43)
Net asset value per Share, end of period	$12.02	$18.81	$12.02	$18.81

Total return, at net asset value(c)(d)	(24.26)%	35.42%	(46.48)%	(25.48)%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.15)%	(0.25)%	(0.15)%
Total expenses(e)	0.25%	0.25%	0.25%	0.25%
Total expenses after fees waived(e)	0.25%	0.15%	0.25%	0.15%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2026, the value of the ether held by the Trust is categorized as Level 1.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP in the United States. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of ether, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Ether; The CF Benchmarks Index,” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended June 30, 2026

The Trust’s net asset value decreased from $6,378,405,156 at March 31, 2026 to $4,292,908,953 at June 30, 2026, a 32.70% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of ether, which fell 24.21% from $2,101.84 at March 31, 2026 to $1,593.01 at June 30, 2026. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 401,880,000 Shares at March 31, 2026 to 357,120,000 Shares at June 30, 2026, a consequence of 57,360,000 Shares (1,434 Baskets) being created and 102,120,000 Shares (2,553 Baskets) being redeemed during the quarter.

The 24.26% decrease in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $15.87 at March 31, 2026 to $12.02 at June 30, 2026 is directly related to the 24.21% decrease in the price of ether. The Financial Statement NAV decreased slightly more than the price of ether on a percentage basis due to the Sponsor’s fee, which was $3,867,493 for the quarter, or 0.06% of the Trust’s average weighted assets of $6,203,930,952 during the quarter.

The NAV of $18.33 on April 17, 2026 was the highest during the quarter, compared with a low during the quarter of $11.75 on June 5, 2026.

The net decrease in net assets resulting from operations for the quarter ended June 30, 2026 was $1,502,122,404, resulting from a net realized loss of $2,881,521 from ether sold to pay expenses, a net realized loss of $468,786,637 from ether sold for the redemption of Shares, a net realized loss of $620,771,962 from ether paid for the in-kind redemptions of Shares and an unrealized loss on investment in ether of $405,814,791 and a net investment loss of $3,867,493. Other than the Sponsor’s fee of $3,867,493, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2026

The Trust’s net asset value decreased from $10,300,756,520 at December 31, 2025 to $4,292,908,953 at June 30, 2026, a 58.32% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of ether, which fell 46.39% from $2,971.55 at December 31, 2025 to $1,593.01 at June 30, 2026. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 458,720,000 Shares at December 31, 2025 to 357,120,000 Shares at June 30, 2026, a consequence of 132,040,000 Shares (3,301 Baskets) being created and 233,640,000 Shares (5,841 Baskets) being redeemed during the period.

The 46.48% decrease in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $22.46 at December 31, 2025 to $12.02 at June 30, 2026 is directly related to the 46.39% decrease in the price of ether. The Financial Statement NAV decreased slightly more than the price of ether on a percentage basis due to the Sponsor’s fee, which was $8,837,030 for the period, or 0.12% of the Trust’s average weighted assets of $7,129,146,394 during the period.

The NAV of $25.50 on January 14, 2026 was the highest during the period, compared with a low during the period of $11.75 on June 5, 2026.

The net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $4,498,612,905, resulting from an unrealized loss on investment in ether of $2,465,307,121, a net realized loss of $1,206,506,228 on ether distributed for the redemption of Shares, a net realized loss of $811,791,042 from ether paid for the in-kind redemptions of Shares a net realized loss of $6,171,484 from ether sold to pay expenses during the period and a net investment loss of $8,837,030. Other than the Sponsor’s fees of $8,837,030, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of June 30, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the six-month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for ether. After reaching an all-time high of approximately $4,950 in August 2025, the price of ether declined to below $1,600 in June 2026, representing a drawdown of more than 65%, and there can be no assurance that the price of ether will not decline further. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ether’s history, including in 2021-2022 and 2025-2026. For example, ether lost approximately 12.2% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, ether) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges. Digital asset prices, including the price of ether, declined significantly during the first half of 2026. As of the date of this report, the price of ether remains significantly below its August 2025 all-time high, and digital asset prices continue to fluctuate significantly.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, the prices of digital assets, including ether, may continue to experience significant volatility or declines and confidence in the digital asset markets may be further undermined. In addition, following the 2022 Events, regulatory and enforcement scrutiny of the digital asset industry increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities, and the digital asset industry remains subject to significant attention from regulators, legislators and policymakers. These events are continuing to develop, and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or the digital asset industry as a whole.

The prices of some digital assets, including ether, may continue to fluctuate in response to actual or perceived political, legislative, regulatory and enforcement developments in the United States. Following the 2024 U.S. presidential election, the current administration has stated policy positions and taken actions that some market participants may view as supportive of the digital asset industry, including actions directed at promoting U.S. leadership in digital assets and financial technology and encouraging greater regulatory clarity for blockchain technology and digital assets. In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. In July 2026, Senate Republicans released updated bill text for the CLARITY Act. Although negotiations regarding the legislation remain ongoing, the CLARITY Act has not been enacted, and its prospects remain uncertain.

Market expectations regarding the administration, Congress, federal regulators, or future legislation or rulemaking may contribute to increases in digital asset prices or valuations. There can be no assurance that those expectations will be realized, that any enacted or proposed legislation or regulation will benefit the digital asset industry generally or ether specifically, or that digital asset prices will rise or maintain their current levels. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including ether. Any resulting decline in the price of ether could cause a reduction in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of the Treasury (the “U.S. Treasury Department”) to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve is intended to be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. As established by the Order, the Bitcoin Reserve will not contain ether, and there can be no assurance, and there is no present indication, that it would be changed to include ether in the future. The Digital Asset Stockpile is intended to be capitalized initially with digital assets other than bitcoin forfeited as part of criminal or civil asset forfeiture proceedings, which could include ether; however, there will be no new acquisitions of ether as part of the Digital Asset Stockpile. The anticipation of a U.S. government-funded strategic cryptocurrency reserve may have motivated large-scale purchases of ether in the expectation of the U.S. government potentially acquiring ether to fund such an expected reserve, and the market price of ether may have decreased as a result of the ultimate content of the Order, which did not ultimately provide for acquisition of ether as part of the Bitcoin Reserve, though ether could be held as part of the Digital Asset Stockpile. While legislation has been introduced in the U.S. Senate and the U.S. House of Representatives, which would direct the acquisition of one million bitcoin by the federal government over a five-year period, no such similar federal legislation has been introduced that would provide for acquiring ether. Even if such legislation providing for the acquisition of ether were to be introduced at the federal level, it could fail to pass. In addition, in May 2026, legislation styled the American Reserve Modernization Act of 2026 was introduced in the U.S. House of Representatives, which would, among other things, establish the Bitcoin Reserve and a Digital Asset Stockpile in statute and require the consolidation of digital assets held by federal agencies within the U.S. Treasury Department. Bills have also been introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass; however, the Sponsor is not aware as of the date of this report that similar legislation at the state level has been introduced in respect of ether, in the same quantity as legislation in respect of bitcoin. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce ether acquisition plans or does announce such plans, but these plans fall short of market expectations, the price of ether may decline, which may impact Share value. Even if government acquisitions of ether were to occur or if legislation requiring acquisitions of ether is enacted, the price of ether may decline if there are implementation challenges, unexpected difficulties, or policy or legal reversals, any of which may negatively impact Share value. Further, executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Digital Asset Stockpile is subject to complex challenges and uncertainty that makes it difficult to evaluate its effect on the value of ether and the Shares, now or in the future. There can be no assurance that any particular legislation will ever be introduced or passed at either the federal or state level providing for the acquisition of ether by governmental instrumentalities.

Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any action to take advantage of, or mitigate the impacts of, volatility in the price of ether.

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

Ether was only launched in 2015, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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

●

Moreover, in the past, bugs, defects, and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Ethereum network, Ethereum Client, or dApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, in May 2023, the main Ethereum network itself reportedly suffered outages or bugs that for a short time prevented transactions from finalizing and being recorded in blocks twice in two days. Major Ethereum Clients which nodes use to access the Ethereum network, such as Go-Ethereum (“Geth”), Besu and Nethermind, have in the past suffered outages or disruptions due to bugs. For more on an unplanned fork involving Geth clients, see “-A temporary or permanent “fork” could adversely affect the value of the Shares.” The cryptographic algorithms securing the Ethereum network, in particular its elliptic-curve signature schemes, could prove to be flawed or otherwise vulnerable to advances in computing technology, particularly quantum computing. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of ether and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like ether. In particular, the Ethereum network relies on elliptic-curve cryptography not only for the digital signatures used to authorize transfers of ether from user accounts, but also for the digital signatures used by validators to secure the Ethereum network’s proof-of-stake consensus mechanism and for certain cryptographic commitments and proofs used to verify data on, and support applications built on, the Ethereum network. A sufficiently advanced quantum computer could potentially derive private keys from public keys that have been exposed on the Ethereum blockchain, including public keys that are exposed when an account initiates a transaction. The extent of this risk may depend on, among other things, whether public keys have been exposed, account usage patterns, the timing and manner of transfers, and the wallet-generation, key-management and transaction-signing practices of the Ether Custodian and other service providers. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Ethereum network becoming ineffective, which, if realized, could compromise the security of the Ethereum network, including its consensus mechanism, or allow a malicious actor to compromise the wallets holding ether owned by the Trust or others on the Ethereum network, which would result in losses to Shareholders. While various actors in the Ethereum community are taking steps to enable the use of post-quantum or quantum-resistant cryptographic algorithms, there is no guarantee that new post-quantum or quantum-resistant architectures will be built and appropriate transitions will be implemented across the multiple layers of the Ethereum network at scale in a timely manner or that any such transition would occur without bugs, security vulnerabilities, increased transaction costs, reduced network functionality or other disruption; any such changes could require the achievement of broad consensus within the Ethereum network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “—Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges” and “—A temporary or permanent “fork” could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. In any of these circumstances, a malicious actor may be able to compromise the security of the Ethereum network or take the Trust’s ether, which would adversely affect the value of the Shares. In addition, because a significant amount of ether is held in accounts whose public keys have already been exposed, a sufficiently advanced quantum computer could be used to misappropriate that ether, even if the Trust’s own ether were not compromised, undermining confidence in the Ethereum network and depressing the price of ether, which would adversely affect the value of the Shares. Moreover, normal operations and functionality of the Ethereum network may be negatively affected. Such losses of functionality could lead to the Ethereum network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for ether. Even if another digital asset other than ether were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

●

The Ethereum network has been in the process of implementing a series of software upgrades and other changes to its protocol, which were previously referred to collectively as “Ethereum 2.0” and some of which were implemented during 2022, such as the Bellatrix and Paris planned forks (defined below) that transitioned the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism (“the Merge”). These upgrades have resulted in, and are expected to continue to result in, changes to the Ethereum network. Many of the contemplated upgrades to the Ethereum network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as the Merge, which was completed in September 2022, there is no guarantee that there are not undiscovered flaws that will emerge in the future even in upgrades previously considered successful, and previously successful upgrades do not guarantee that future upgrades will be successful. Any such undiscovered flaws, or the failure to properly implement future changes, could have a material adverse effect on the value of ether and the value of the Shares. One completed upgrade is known as the “Shanghai” upgrade, which allows users to unstake their ether and remove it from the relevant smart contract. As a result of these or future upgrades, it is possible that significant volumes of currently locked and illiquid ether could become unlocked and sold, which could increase volatility in ether prices or have a material adverse effect on the value of ether and the value of the Shares. Upgrades currently being considered to increase throughput and promote scaling, such as “sharding” the Layer 1 Ethereum network or greater reliance on so-called “Layer 2” solutions, could have effects which are difficult to anticipate at this time, but could - if unsuccessfully implemented, or if they contain undiscovered flaws - materially adversely impact or even effectively eliminate the value of ether, and therefore impact the price of the Shares. In addition, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See “-A temporary or permanent “fork” could adversely affect the value of the Shares” for additional information.

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

In the case of planned forks, the core developers, including those associated with or funded by the Ethereum Foundation, are able to access and alter the Ethereum network source code and, as a result, they are typically responsible for proposing quasi-official or widely publicized releases of updates and other changes to the Ethereum network’s source code (i.e., EIPs). Any user can propose an idea for modifying the Ethereum network’s source code, and the core developers are responsible for merging the proposed idea into the EIP repository on GitHub, where it formally becomes an EIP. However, the release of proposed updates to the Ethereum network’s source code by core developers does not guarantee that the updates will be automatically adopted. The developers of each Ethereum Client must agree to implement the EIP’s changes to the Ethereum network in the source code for their respective client software, nodes must accept the changes made available by the developers of the Ethereum Client software they use by choosing to individually download the modified Ethereum Client software, and ultimately a critical mass of validators and users - such as dApp and smart contract developers, as well as end users of dApps and smart contracts, and anyone else who transacts on the Ethereum blockchain or Ethereum network - must support the shift, or the upgrades will lack adoption.

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

In December 2025, the Ethereum network implemented the Fusaka hard fork, which was designed to expand data capacity, reinforce defenses against denial-of-service attacks, and introduce new tools for developers and users, among others. The main feature of the Fusaka upgrade is a new way of handling the data in the blobs introduced by the Dencun upgrade, which was designed to create improvements for Layer 2s to store data on the main Ethereum network. The Ethereum core developers have announced a further planned upgrade, referred to as Glamsterdam, which is expected to be implemented in the second half of 2026. As with any change to software code, planned forks such as Glamsterdam could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ether, and therefore the Shares.

As illustrated by Dencun, the Merge, Fusaka, and Glamsterdam, the Ethereum network regularly implements planned forks in an effort to achieve its development roadmap, advance the scalability process, and to improve the network generally. For example, in connection with the Ethereum development roadmap, the Ethereum network executed planned forks to transition from the initial Frontier development stage into the Homestead development stage in 2016; to transition from the Homestead development stage to the first sub-stage, Byzantium, of the Metropolis development stage in 2017; to transition from the Byzantium substage to the St. Petersburg sub-stage in early 2019; and to transition from the St. Petersburg sub-stage to the Istanbul sub-phase, in late 2019. In April 2021, the Ethereum network underwent the Berlin and Altair planned forks, among others. In 2022, Ethereum underwent the Bellatrix and Paris planned forks in connection with the Merge. In 2023, Ethereum underwent the Capella and Shanghai planned forks (collectively, Shapella), which enabled withdrawals of staked assets to the Ethereum Layer 1 blockchain mainnet for the first time (they had previously been locked on the Beacon Chain). On May 7, 2025, “Pectra” which is a combination of the Prague execution layer hard fork and the Electra consensus layer upgrade, went live. Pectra, among other changes, increased the maximum amount of ether that a validator can stake from 32 to 2,048, allowing validators to manage higher balances with the goals of potentially reducing costs; introducing account abstraction, allowing externally owned accounts (EOAs) to temporarily function like smart contracts; and reducing security risks and shortening the wait time for new validators. Any of these or future planned forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, or create problematic economic incentives which could increase behavior that has a negative effect on the Ethereum network’s nodes, users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Ethereum community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum underwent a hard fork between the Layer 1 Ethereum network and a new digital asset running on a “forked” branch of the network, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to siphon approximately $60 million of ether held by The DAO, a decentralized autonomous organization, into a segregated account. In response to the hack, and after a contentious debate, most participants in the Ethereum community elected to adopt a hard fork that effectively reversed the hack, and this network constitutes the Layer 1 Ethereum network. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic”, which is not backwards compatible with the Layer 1 Ethereum network and is considered a forked branch, with the native digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset platforms. Following the July 2016 hard fork between the Ethereum and Ethereum Classic networks, new security concerns surfaced. Replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018, and security concerns could similarly surface in connection with future hard forks.

An unplanned fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of Ethereum Client software that nodes run and use to access the Ethereum network. For example, such an unplanned fork reportedly occurred in the Geth client, which is a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time, such as Besu, OpenEthereum, and Nethermind), and a patch was released that all nodes using the Geth client were supposed to download and apply simultaneously. However, not all nodes using Geth did so, resulting in the non-patched Geth nodes temporarily running a different version of the Ethereum blockchain than the patched Geth nodes and nodes using other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum blockchain, causing the nodes using the non-patched Geth version to be unable to reach consensus with the rest of the nodes on the Ethereum blockchain, interrupting the non-patch Geth nodes’ access to the Ethereum network. For example, Infura, which is a node operator that provides services to major Ethereum smart contracts, wallet software providers like MetaMask, ether trading platforms, and other market participants, reportedly ran numerous nodes using the Geth client. Infura’s Geth client running nodes reportedly used the outdated, non-patched Geth version initially, which is said to have caused those nodes to be on the minority blockchain, impacting transaction execution, validation, and recording on the main Layer 1 Ethereum network for Infura’s customers - such as Ethereum‑based smart contracts, wallet providers like MetaMask, ether trading platforms, etc. - until Infura was able to apply the software update released by the Geth client developers to Infura’s nodes that use Geth as their Ethereum Client. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all nodes using the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth nodes, fixing the problem and restoring access to the Ethereum network, including for Infura and its customers.

In the future, if an accidental or unintentional fork similar to what happened within the Geth client in November 2020 were to reoccur within Geth (or any other major Ethereum Client), or were to happen to the Ethereum network as a whole (instead of being limited to a single Ethereum Client, in this case Geth), such a fork could lead to nodes, users and validators losing confidence in the Ethereum network and abandoning it in favor of other blockchain protocols. Furthermore, it is possible that, in a future unplanned fork, a substantial number of nodes, users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains, resulting in a permanent fork. Moreover, following the Merge, nodes on the Ethereum network must run two Ethereum Clients, i.e., an execution-layer client (“Execution Client”) and a consensus-layer client (“Consensus Client”) paired together, with the implementations selected at the discretion of the node operator. There are multiple groups independently developing and implementing their respective Execution Clients and Consensus Clients; while some individual Execution Clients or Consensus Clients are more popular or widely adopted than others, there remains heterogeneity among Ethereum Clients. Each Execution Client and Consensus Client needs to interoperate effectively with the other Execution Client and Consensus Client. Although this diversity of Ethereum Clients is perceived by some to promote decentralization of the Ethereum network, it comes at a potential cost: if there are any unanticipated or undiscovered flaws, bugs, software defects, or interoperability failures causing any individual Execution Client to fail to interoperate effectively with any other individual Execution Client or any Consensus Client, the Ethereum network as a whole could suffer an unplanned fork, major disruption, catastrophic outage, system failure, loss of confidence or adoption among users or validators, or a variety of other problems. Any of these events could cause ether to decline in value, adversely affecting the price of Shares.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase that results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. For example, following the DAO hack in July 2016, holders of ether voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of ether rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined. A clone may also adversely affect the price of ether at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC, the native cryptocurrency of Zcash, fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell-off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

A determination that ether or any other digital asset is a “security” may adversely affect the value of ether and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. The SEC staff has reportedly provided informal assurances in the past to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question were sold as investment contracts, and therefore were securities under the federal securities laws. The CFTC considers ether to be a commodity subject to its regulatory jurisdiction, and ether futures have been listed for years on CFTC‑regulated exchanges while cleared ether swaps have been listed for trading on CFTC‑regulated swap execution facilities not registered with the SEC without being deemed “mixed swaps” subject to joint CFTC and SEC jurisdiction to the Sponsor’s knowledge.

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

Various foreign jurisdictions have adopted, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the Ethereum network), the digital asset markets (including the ether market), and their users, particularly digital asset platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict manufacturers’ ability to produce or sell semiconductors or hard drives in connection with ether validating, it would have a material adverse effect on digital asset networks (including the Ethereum network), the digital asset market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in crypto assets illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. The United Kingdom’s Financial Services and Markets Act 2023 (the “FSMA”) received royal assent in June 2023. According to publicly available government materials, the FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of ether. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Trust or ether is impossible to predict, and such change could be substantial and adverse to the Trust and the value of the Shares.

Regulatory changes or interpretations could obligate the Trust, the Trustee or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which ether is treated. In particular, although the Interpretive Release classified ether as a “digital commodity” and not a security under the U.S. federal securities laws, ether may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA, or a court or a future SEC administration could conclude that ether is a “security” under U.S. federal securities laws notwithstanding the Interpretive Release. The Sponsor, the Trustee and the Trust cannot be certain as to how future regulatory developments will impact the treatment of ether under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 102,120,000 Shares (2,553 Baskets) were redeemed during the quarter ended June 30, 2026.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
04/01/26 to 04/30/26	21,800,000	$16.7700
05/01/26 to 05/31/26	38,920,000	16.1886
06/01/26 to 06/30/26	41,400,000	12.8263
Total	102,120,000	$14.9496

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
Sponsor of the iShares Ethereum Trust ETF (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 5, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 5, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.