Form 10-Q
period 2026-09-30
iShares Ethereum Trust ETF
filed 2026-11-06
CIK 2000638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 31, 2026, the Registrant had 136,813,284 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Ethereum Trust ETF

Statements of Assets and Liabilities (Unaudited)

At September 30, 2026 and December 31, 2025

	September 30, 2026	December 31, 2025
Assets
Investment in ether, at fair value(a)	$9,901,885,235	$10,303,043,495
Cash	8,017	16,171
Total Assets	9,901,893,252	10,303,059,666

Liabilities
Sponsor’s fee payable	1,869,109	2,303,146
Total Liabilities	1,869,109	2,303,146

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$9,900,024,143	$10,300,756,520

Shares issued and outstanding(b)(c)	162,426,667	152,906,667
Net asset value per Share (Note 2C) (b)	$60.96	$67.38

(a)	Cost of investment in ether: $11,051,304,788 and $12,538,047,760, respectively.
(b)	Share and per-Share amounts have been retroactively adjusted to reflect the one-for-three reverse split of the Shares effective October 6, 2026 (see Note 1).
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026		2025	2026		2025
Expenses
Sponsor’s fee	$4,329,088		$7,917,727	$13,166,118		$11,838,343
Sponsor’s fee waived	—		(204,795)	—		(1,748,012)
Total expenses	4,329,088		7,712,932	13,166,118		10,090,331
Net investment loss	(4,329,088)		(7,712,932)	(13,166,118)		(10,090,331)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Ether sold to pay expenses	(1,879,624)		730,372	(8,051,108)		(6,035)
Ether sold for the redemption of Shares	(169,558,238	)(b)	327,082,377	(2,187,855,508	)(c)	30,559,867
Net realized gain (loss)	(171,437,862	)(d)	327,812,749 (e)	(2,195,906,616	)(f)	30,553,832 (g)
Net change in unrealized appreciation/depreciation	3,550,891,833		3,236,696,155	1,085,584,712		2,362,366,710
Net realized and unrealized gain (loss)	3,379,453,971		3,564,508,904	(1,110,321,904)		2,392,920,542

Net increase (decrease) in net assets resulting from operations	$3,375,124,883		$3,556,795,972	$(1,123,488,022)		$2,382,830,211

Net increase (decrease) in net assets per Share(a)(h)	$24.21		$25.77	$(8.08)		$28.21

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)	Includes $(115,803,057) of ether paid for the in-kind redemption of Shares.
(c)	Includes $(927,594,099) of ether paid for the in-kind redemption of Shares.
(d)	Includes $16,364,281 of realized gains and $(187,802,143) of realized losses.
(e)	Includes $352,587,218 of realized gains and $(24,774,469) of realized losses.
(f)	Includes $60,114,519 of realized gains and $(2,256,021,135) of realized losses.
(g)	Includes $353,831,422 of realized gains and $(323,277,590) of realized losses.
(h)	Per-Share amounts for all periods presented have been retroactively adjusted to reflect the Reverse Split (see Note 1).

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2026

Nine Months Ended September 30, 2026
Net Assets at December 31, 2025	$10,300,756,520

Operations:
Net investment loss	(4,969,537)
Net realized loss	(932,028,634)
Net change in unrealized appreciation/depreciation	(2,059,492,330)
Net decrease in net assets resulting from operations	(2,996,490,501)

Capital Share Transactions:
Contributions for Shares issued	1,454,888,419
Distributions for Shares redeemed	(2,380,749,282)
Net decrease in net assets from capital share transactions	(925,860,863)

Decrease in net assets	(3,922,351,364)

Net Assets at March 31, 2026	$6,378,405,156

Operations:
Net investment loss	(3,867,493)
Net realized loss	(1,092,440,120)
Net change in unrealized appreciation/depreciation	(405,814,791)
Net decrease in net assets resulting from operations	(1,502,122,404)

Capital Share Transactions:
Contributions for Shares issued	943,277,721
Distributions for Shares redeemed	(1,526,651,520)
Net decrease in net assets from capital share transactions	(583,373,799)

Decrease in net assets	(2,085,496,203)

Net Assets at June 30, 2026	$4,292,908,953

Operations:
Net investment loss	(4,329,088)
Net realized loss	(171,437,862)
Net change in unrealized appreciation/depreciation	3,550,891,833
Net increase in net assets resulting from operations	3,375,124,883

Capital Share Transactions:
Contributions for Shares issued	2,706,794,923
Distributions for Shares redeemed	(474,804,616)
Net increase in net assets from capital share transactions	2,231,990,307

Increase in net assets	5,607,115,190

Net Assets at September 30, 2026	$9,900,024,143

Shares issued and redeemed(a)
Shares issued	96,653,333
Shares redeemed	(87,133,333)
Net increase in Shares issued and outstanding	9,520,000

(a)	Share amounts for periods prior to October 6, 2026 have been retroactively adjusted to reflect the Reverse Split (see Note 1).

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2025

Nine Months Ended September 30, 2025
Net Assets at December 31, 2024	$3,571,262,167

Operations:
Net investment loss	(1,246,649)
Net realized loss	(203,654,846)
Net change in unrealized appreciation/depreciation	(1,728,580,085)
Net decrease in net assets resulting from operations	(1,933,481,580)

Capital Share Transactions:
Contributions for Shares issued	938,716,000
Distributions for Shares redeemed	(390,105,968)
Net increase in net assets from capital share transactions	548,610,032

Decrease in net assets	(1,384,871,548)

Net Assets at March 31, 2025	$2,186,390,619

Operations:
Net investment loss	(1,130,750)
Net realized loss	(93,604,071)
Net change in unrealized appreciation/depreciation	854,250,640
Net increase in net assets resulting from operations	759,515,819

Capital Share Transactions:
Contributions for Shares issued	1,594,046,863
Distributions for Shares redeemed	(144,157,493)
Net increase in net assets from capital share transactions	1,449,889,370

Increase in net assets	2,209,405,189

Net Assets at June 30, 2025	$4,395,795,808

Operations:
Net investment loss	(7,712,932)
Net realized gain	327,812,749
Net change in unrealized appreciation/depreciation	3,236,696,155
Net increase in net assets resulting from operations	3,556,795,972

Capital Share Transactions:
Contributions for Shares issued	9,717,095,182
Distributions for Shares redeemed	(1,798,908,440)
Net increase in net assets from capital share transactions	7,918,186,742

Increase in net assets	11,474,982,714

Net Assets at September 30, 2025	$15,870,778,522

Shares issued and redeemed(a)
Shares issued	152,933,333
Shares redeemed	(30,733,333)
Net increase in Shares issued and outstanding	122,200,000

(a)	Share amounts for periods prior to October 6, 2026 have been retroactively adjusted to reflect the Reverse Split (see Note 1).

See notes to financial statements.

iShares® Ethereum Trust ETF

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(1,123,488,022)	$2,382,830,211
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of ether	(1,861,943,405)	(12,121,785,057)
Proceeds from ether sold	2,388,171,614	2,339,777,279
Net realized (gain) loss	2,195,906,616	(30,553,832)
Net change in unrealized appreciation/depreciation	(1,085,584,712)	(2,362,366,710)
Change in operating assets and liabilities:
Sponsor’s fee payable	(434,037)	2,911,532
Net cash provided by (used in) operating activities	$512,628,054	$(9,789,186,577)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$1,862,075,062	$12,122,367,134
Payments for Shares redeemed	(2,374,711,270)	(2,333,171,901)
Net cash provided by (used in) financing activities	$(512,636,208)	$9,789,195,233

Cash
Net increase (decrease) in cash	$(8,154)	$8,656
Cash, beginning of period	16,171	37,023
Cash, end of period	$8,017	$45,679

Supplemental disclosure of non-cash information:
Ether purchased for Shares issued	$3,242,886,001	$—
Ether paid for Shares redeemed	$(2,007,494,148)	$—

See notes to financial statements.

iShares® Ethereum Trust ETF

Schedules of Investments (Unaudited)

At September 30, 2026 and December 31, 2025

September 30, 2026

Description	Quantity	Cost	Fair Value
Ether	3,675,697	$11,051,304,788	$9,901,885,235

Total Investments – 100.02%			9,901,885,235
Liabilities in Excess of Other Assets – (0.02)%			(1,861,092)
Net Assets – 100.00%			$9,900,024,143

December 31, 2025

Description	Quantity	Cost	Fair Value
Ether	3,467,229	$12,538,047,760	$10,303,043,495

Total Investments – 100.02%			10,303,043,495
Liabilities in Excess of Other Assets – (0.02)%			(2,286,975)
Net Assets – 100.00%			$10,300,756,520

See notes to financial statements.

iShares® Ethereum Trust ETF

Notes to Financial Statements (Unaudited)

September 30, 2026

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

On May 21, 2024, BlackRock Financial Management, Inc. (the “Seed Capital Investor”) purchased 133,333 Shares for $10,000,000 at a per-Share price of $75.00 (the “Seed Creation Baskets”). The Seed Capital Investor did not receive from the Trust, the Sponsor or any of their affiliates any fee or other compensation in connection with the purchase of Seed Creation Baskets. On June 24, 2024, the Trust purchased approximately 3,031 ether with the proceeds of the Seed Creation Baskets using Coinbase Inc. (the “Prime Execution Agent”). The costs incurred in connection with the purchase of ether with the proceeds of the Seed Creation Baskets were borne by the Trust. The Sponsor’s fee started accruing daily at an annualized rate equal to 0.25% of the net asset value of the Trust on June 24, 2024.

On October 6, 2026, the Trust effected a one-for-three reverse split of the Shares (the “Reverse Split”), pursuant to which each three Shares outstanding as of the October 5, 2026 record date were combined into one Share. The Reverse Split proportionately decreased the number of Shares outstanding and increased the NAV, but did not change the aggregate value of the Trust’s assets. No fractional Shares were issued in connection with the Reverse Split; each Shareholder’s proportional fractional Share interest was redeemed, and the proceeds were paid in cash to the Shareholder’s brokerage account of record. The number of Shares outstanding and per-Share amounts disclosed for periods prior to October 6, 2026 have been retroactively adjusted to reflect the effects of the Reverse Split, as applicable.

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

Gain or loss on sales of ether is calculated on a trade date basis using the average cost method.

The following tables summarize activity in ether for the three months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	2,695,456	$8,994,200,103	$4,293,888,717	$—
Ether purchased(a)	1,191,313	2,706,749,145	2,706,749,145	—
Ether sold for the redemption of shares(b)	(209,402)	(644,344,148)	(474,785,910)	(169,558,238)
Ether sold to pay expenses	(1,670)	(5,300,312)	(3,420,688)	(1,879,624)
Net realized loss(b)	—	—	(171,437,862)	—
Net change in unrealized appreciation/depreciation	—	—	3,550,891,833	—
Ending balance	3,675,697	$11,051,304,788	$9,901,885,235	$(171,437,862)

(a)	Includes ether purchased in-kind for Shares issued of $1,891,803,565.
(b)	Includes ether paid in-kind for Shares redeemed of $283,089,586 (Cost of ether paid was $398,892,643 and realized loss of ether paid was $115,803,057).

Three Months Ended September 30, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,768,573	$5,242,898,137	$4,396,336,194	$—
Ether purchased	2,516,582	9,716,662,530	9,716,662,530	—
Ether sold for the redemption of shares	(441,125)	(1,471,657,646)	(1,798,740,023)	327,082,377
Ether sold to pay expenses	(1,207)	(3,951,091)	(4,681,463)	730,372
Net realized gain	—	—	327,812,749	—
Net change in unrealized appreciation/depreciation	—	—	3,236,696,155	—
Ending balance	3,842,823	$13,483,951,930	$15,874,086,142	$327,812,749

The following tables summarize activity in ether for the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	3,467,229	$12,538,047,760	$10,303,043,495	$—
Ether purchased(a)	2,188,499	5,104,829,406	5,104,829,406	—
Ether sold for the redemption of shares(b)	(1,973,742)	(6,570,041,330)	(4,382,185,822)	(2,187,855,508)
Ether sold to pay expenses	(6,289)	(21,531,048)	(13,479,940)	(8,051,108)
Net realized loss	—	—	(2,195,906,616)	—
Net change in unrealized appreciation/depreciation	—	—	1,085,584,712	—
Ending balance	3,675,697	$11,051,304,788	$9,901,885,235	$(2,195,906,616)

(a)	Includes ether purchased in-kind for Shares issued of $3,242,886,001.
(b)	Includes ether paid in-kind for Shares redeemed of $2,007,494,148 (Cost of ether paid was $2,935,088,247 and realized loss of ether paid was $927,594,099).

Nine Months Ended September 30, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,071,415	$3,543,902,275	$3,571,669,777	$—
Ether purchased	3,471,085	12,249,273,102	12,249,273,102	—
Ether sold for the redemption of shares	(697,568)	(2,302,367,865)	(2,332,927,732)	30,559,867
Ether sold to pay expenses	(2,109)	(6,855,582)	(6,849,547)	(6,035)
Net realized gain	—	—	30,553,832	—
Net change in unrealized appreciation/depreciation	—	—	2,362,366,710	—
Ending balance	3,842,823	$13,483,951,930	$15,874,086,142	$30,553,832

C.	Calculation of Net Asset Value

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

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the nine months ended September 30, 2026, the Sponsor’s fee was $13,166,118.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting July 23, 2024, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $2.5 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the nine months ended September 30, 2026, there were no fees waived.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026(a)	2025(a)	2026(a)	2025(a)
Net asset value per Share, beginning of period	$36.06	$56.43	$67.38	$75.72

Net investment loss(b)	(0.03)	(0.06)	(0.09)	(0.12)
Net realized and unrealized gain (loss)(c)	24.93	37.35	(6.33)	18.12
Net increase (decrease) in net assets from operations	24.90	37.29	(6.42)	18.00
Net asset value per Share, end of period	$60.96	$93.72	$60.96	$93.72

Total return, at net asset value(d)(e)	69.05%	66.08%	(9.53)%	23.77%

Ratio to average net assets:
Net investment loss(f)	(0.25)%	(0.24)%	(0.25)%	(0.21)%
Total expenses(f)	0.25%	0.25%	0.25%	0.25%
Total expenses after fees waived(f)	0.25%	0.24%	0.25%	0.21%

(a)	Per-Share amounts for all periods presented have been retroactively adjusted to reflect the Reverse Split (see Note 1).
(b)	Based on average Shares outstanding during the period.
(c)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(d)	Based on the change in net asset value of a Share during the period.
(e)	Percentage is not annualized.
(f)	Percentage is annualized.

9 -	Investment Valuation

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

Level 3 −	Unobservable inputs for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At September 30, 2026, the value of the ether held by the Trust is categorized as Level 1.

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

The Trust issues and redeems Shares only in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of ether attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Only registered broker-dealers that have previously entered into an agreement with the Sponsor governing the terms and conditions of such transactions (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash or ether. Baskets may be redeemed by the Trust in exchange for an amount of ether corresponding to their redemption value or for the cash proceeds from selling the amount of ether corresponding to their redemption value.

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

Results of Operations

The Quarter Ended September 30, 2026

The Trust’s net asset value increased from $4,292,908,953 at June 30, 2026 to $9,900,024,143 at September 30, 2026, a 130.61% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of ether, which rose 69.11% from $1,593.01 at June 30, 2026 to $2,693.88 at September 30, 2026. The increase in the Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 119,040,000 Shares at June 30, 2026 to 162,426,667 Shares at September 30, 2026, a consequence of 52,640,000 Shares (1,316 Baskets) being created and 9,253,333 Shares (231 Baskets) being redeemed during the quarter.

The 69.05% increase in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $36.06 at June 30, 2026 to $60.96 at September 30, 2026 is directly related to the 69.11% increase in the price of ether. The Financial Statement NAV increased slightly less than the price of ether on a percentage basis due to the Sponsor’s fee, which was $4,329,088 for the quarter, or 0.06% of the Trust’s average weighted assets of $6,869,961,967 during the quarter.

The NAV of $62.55 on September 21, 2026 was the highest during the quarter, compared with a low during the quarter of $36.63 on July 1, 2026.

The net increase in net assets resulting from operations for the quarter ended September 30, 2026 was $3,375,124,883, resulting from an unrealized gain on investment in ether of $3,550,891,833, partially offset by a net realized loss of $1,879,624 from ether sold to pay expenses, a net realized loss of $53,755,181 from ether sold for the redemption of Shares, a net realized loss of $115,803,057 from ether paid for the in-kind redemptions of Shares and a net investment loss of $4,329,088. Other than the Sponsor’s fee of $4,329,088, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2026

The Trust’s net asset value decreased from $10,300,756,520 at December 31, 2025 to $9,900,024,143 at September 30, 2026, a 3.89% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of ether, which fell 9.34% from $2,971.55 at December 31, 2025 to $2,693.88 at September 30, 2026. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 152,906,667 Shares at December 31, 2025 to 162,426,667 Shares at September 30, 2026, a consequence of 96,653,333 Shares (2,416 Baskets) being created and 87,133,333 Shares (2,178 Baskets) being redeemed during the period.

The 9.53% decrease in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $67.38 at December 31, 2025 to $60.96 at September 30, 2026 is directly related to the 9.34% decrease in the price of ether. The Financial Statement NAV decreased slightly more than the price of ether on a percentage basis due to the Sponsor’s fee, which was $13,166,118 for the period, or 0.19% of the Trust’s average weighted assets of $7,041,802,192 during the period.

The NAV of $76.50 on January 14, 2026 was the highest during the period, compared with a low during the period of $35.25 on June 5, 2026.

The net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was $1,123,488,022, resulting from a net realized loss of $8,051,108 from ether sold to pay expenses, a net realized loss of $1,260,261,408 from ether sold for the redemption of Shares, a net realized loss of $927,594,099 from ether paid for the in-kind redemptions of Shares and a net investment loss of $13,166,118, partially offset by an unrealized gain on investment in ether of $1,085,584,712. Other than the Sponsor’s fee of $13,166,118, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of September 30, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

In September 2026, Bitget, a digital asset platform, reported that a security breach resulted in unauthorized transfers of approximately $388 million in digital assets and the temporary suspension of withdrawals. According to reports from blockchain security firms, hacks and exploits across the digital asset industry resulted in approximately $768 million in reported gross losses during September 2026, some of which were subsequently recovered. According to the FBI, on October 29, 2026, unauthorized third parties transferred more than $6 billion in digital assets from wallets attributed to Binance, the largest digital asset trading platform by trading volume. Blockchain analytics firm TRM Labs characterized the incident as the largest theft of digital assets on record. A security incident involving a major trading platform may affect confidence in, and trading activity across, the broader ether and crypto markets, including on the Constituent Platforms. Because the Index is based on prices from a limited number of Constituent Platforms, any resulting disruption on those platforms could affect the Index price. To the extent that ether is compromised in a hack or is acquired by exchanging other stolen assets for ether, that ether cannot be frozen by an issuer, and any sale of that ether in the market could exert downward pressure on the price of ether or lead to the suspension of key ether markets, including decentralized finance protocols. Such incidents, particularly one of this scale, may undermine confidence in digital asset platforms, networks and markets, adversely affect liquidity and trading activity, lead to withdrawal suspensions or other disruptions at digital asset platforms, increase regulatory and enforcement scrutiny, affect the liquidity or value of ether held by the Trust, and contribute to volatility or declines in the price of ether and the value of the Shares.

The prices of some digital assets, including ether, may continue to fluctuate in response to actual or perceived political, legislative, regulatory and enforcement developments in the United States. Following the 2024 U.S. presidential election, the current administration has stated policy positions and taken actions that some market participants may view as supportive of the digital asset industry, including actions directed at promoting U.S. leadership in digital assets and financial technology and encouraging greater regulatory clarity for blockchain technology and digital assets. In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. Throughout 2026, proposed regulations implementing the GENIUS Act have been issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the U.S. Department of the Treasury and the Office of Foreign Assets Control addressing the requirements with respect to payment stablecoins and their issuers, including reserve, redemption, prudential risk and anti-money laundering requirements. As a result, the regulatory framework implementing the GENIUS Act remains pending and its final scope and effects are uncertain. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. On September 15, 2026, the Senate failed to invoke cloture on a motion to proceed to consideration of the CLARITY Act by a vote of 49–50. The CLARITY Act has not been enacted, and its prospects remain uncertain. In the absence of comprehensive federal market-structure legislation, the SEC and CFTC have continued to pursue regulatory initiatives under their existing authorities, including rulemaking proposals, interpretations and guidance concerning digital assets. These initiatives may be revised, withdrawn or challenged and may not eliminate regulatory uncertainty for digital asset market participants.

Market expectations regarding the administration, Congress, federal regulators, or future legislation or rulemaking may contribute to increases in digital asset prices or valuations. There can be no assurance that those expectations will be realized, that any enacted or proposed legislation or regulation will benefit the digital asset industry generally or ether specifically, or that digital asset prices will rise or maintain their current levels. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions, including SEC and CFTC rulemaking, interpretations and guidance, could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including ether. Any resulting decline in the price of ether could cause a reduction in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of the Treasury (the “U.S. Treasury Department”) to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve is intended to be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. As established by the Order, the Bitcoin Reserve will not contain ether, and there can be no assurance, and there is no present indication, that it would be changed to include ether in the future. The Digital Asset Stockpile is intended to be capitalized initially with digital assets other than bitcoin forfeited as part of criminal or civil asset forfeiture proceedings, which could include ether; however, there will be no new acquisitions of ether as part of the Digital Asset Stockpile. The anticipation of a U.S. government-funded strategic cryptocurrency reserve may have motivated large-scale purchases of ether in the expectation of the U.S. government potentially acquiring ether to fund such an expected reserve, and the market price of ether may have decreased as a result of the ultimate content of the Order, which did not ultimately provide for acquisition of ether as part of the Bitcoin Reserve, though ether could be held as part of the Digital Asset Stockpile. While legislation has been introduced in the U.S. Senate and the U.S. House of Representatives, which would direct the acquisition of one million bitcoin by the federal government over a five-year period, no such similar federal legislation has been introduced that would provide for acquiring ether. Even if such legislation providing for the acquisition of ether were to be introduced at the federal level, it could fail to pass. In addition, in May 2026, legislation styled the American Reserve Modernization Act of 2026 was introduced in the U.S. House of Representatives, which would, among other things, establish the Bitcoin Reserve and a Digital Asset Stockpile in statute and require the consolidation of digital assets held by federal agencies within the U.S. Treasury Department. On September 16, 2026, the House Committee on Financial Services approved the legislation, as amended, by a vote of 28–21, advancing it for consideration by the full House of Representatives. Bills have also been introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass; however, the Sponsor is not aware as of the date of this report that similar legislation at the state level has been introduced in respect of ether, in the same quantity as legislation in respect of bitcoin. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce ether acquisition plans or does announce such plans, but these plans fall short of market expectations, the price of ether may decline, which may impact Share value. Even if government acquisitions of ether were to occur or if legislation requiring acquisitions of ether is enacted, the price of ether may decline if there are implementation challenges, unexpected difficulties, or policy or legal reversals, any of which may negatively impact Share value. Further, executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Digital Asset Stockpile is subject to complex challenges and uncertainty that makes it difficult to evaluate its effect on the value of ether and the Shares, now or in the future. There can be no assurance that any particular legislation will ever be introduced or passed at either the federal or state level providing for the acquisition of ether by governmental instrumentalities.

Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any action to take advantage of, or mitigate the impacts of, volatility in the price of ether.

Digital asset treasury companies risk.

Since 2020, a number of companies engaged in businesses outside the digital asset industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including ether.

Digital asset treasury companies are a relatively new phenomenon and it is difficult to predict their long-term sustainability, and therefore their impact to digital asset markets, and to the Trust. In 2026, certain digital asset treasury companies have experienced significant declines in their market valuations, which may limit their ability to raise additional financing to acquire digital assets, including ether, or increase pressure to sell their existing holdings. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as ether, when prices are rising and they may in certain circumstances be forced to sell such assets when prices are decreasing, potentially causing downward pressure on ether prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for ether. Negative events or sentiment surrounding digital asset treasury companies could affect the market for ether. The increase of consolidated positions in ether held by digital asset treasury companies could affect the operation of the Ethereum blockchain. One digital asset treasury company, BitMine Immersion Technology Inc. (“BitMine Immersion”), held approximately 2.8% of ether’s supply as of November 3, 2025. If BitMine Immersion or another similarly situated digital asset treasury company begins to operate validators, it could gain influence in how the Ethereum blockchain operates. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Tokenization of the Shares by unaffiliated third parties could adversely affect the liquidity and trading price of the Shares.

On September 17, 2026, the SEC issued temporary, conditional exemptive relief permitting certain Tokenized Securities Venues (“TSVs”) to facilitate trading in tokenized NMS stocks, including exchange-traded products such as the Shares. Under this relief, the Shares may be tokenized by an unaffiliated third party and made available for trading on a TSV without the Trust’s or Sponsor’s affirmative consent, provided that the TSV gives the Trust prior written notice and the Trust does not object within 30 calendar days after receiving such notice. The Trust may not receive the notice sent by a TSV or may choose not to object to one or more of such notices. The Trust may also consider whether it will tokenize the Shares using an on-chain transfer agent. On September 1, 2026, the SEC also proposed amendments to its rules governing registered transfer agents, including changes addressing tokenized securities recordkeeping and the processing and safeguarding of securities. The proposal has not been adopted, and any final rules could affect the manner in which tokenized Shares are recorded or transferred, potentially creating additional costs or operational risks for the intermediaries involved.

Unaffiliated third parties, including issuers and trading platforms located outside the United States, also offer tokens and other digital instruments that are designed to track the price of, or provide economic exposure to, U.S.-listed equity securities, including exchange-traded products, and such instruments may reference the Shares. These instruments are not issued, sponsored or endorsed by the Trust or the Sponsor, are not subject to the notice and objection process that applies to TSVs, are generally not offered to U.S. persons and may not be registered with, or subject to oversight by, the SEC. As a result, the Trust and the Sponsor may not be aware that such instruments exist. Depending on their structure, they may take the form of derivative contracts with, or debt securities issued by, the third party, and they may or may not be backed by Shares held by a third party’s custodian. Such instruments may not confer any rights to assets held by the Trust or the Sponsor, and a holder’s rights instead are tied to the third party’s assets, custody and recordkeeping arrangements or its creditworthiness and performance.

If tokenized Shares were made available for trading on a TSV, or tokens referencing the Shares were offered outside the TSV framework, the Trust and the Sponsor would not control the trading or pricing mechanisms of the relevant venue or issuer or the custody arrangements for such tokens. Trading on separate venues, including at times when NASDAQ is closed, could fragment liquidity or cause such tokens to trade at prices that significantly differ from the market price of the Shares on NASDAQ or the Trust’s NAV, potentially adversely affecting the liquidity or trading price of the Shares. In addition, investors may not understand how such tokens differ from the Shares, and any failure, mispricing, insolvency, security breach, regulatory action or other adverse development involving such tokens or the venues or issuers that offer them, or any confusion about their relationship to the Trust, could adversely affect the reputation of the Trust or the Sponsor or the price or demand for the Shares.

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

•

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

•

Digital assets, including ether, are controllable only by the possessor of both the unique public key and private key or keys relating to the Ethereum network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. One method of protecting private keys is “cold storage,” in which private keys are stored offline rather than on internet-connected devices. Although cold storage is generally considered a more secure means of safeguarding private keys, it does not eliminate the risk of theft or compromise, including through vulnerabilities in the hardware or software used to generate or safeguard private keys. For example, beginning in July 2026, attackers reportedly exploited a firmware vulnerability affecting certain Coldcard hardware wallets to derive private keys and steal approximately $116 million in bitcoin without physically accessing the affected devices. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network, resulting in the total loss of the value of the digital asset linked to the private key.

•

Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Ethereum network, would affect the ability to transfer digital assets, including ether, and, consequently, their value.

•

The acceptance of software patches or upgrades by some, but not all, nodes, users and validators in a digital asset network, such as the Ethereum network, could result in a “fork” in such network’s blockchain, including the Ethereum blockchain, resulting in the operation of multiple separate networks.

•

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

•

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

•

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

•

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

•

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

•

Moreover, in the past, bugs, defects, and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Ethereum network, Ethereum Client, or dApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, in May 2023, the main Ethereum network itself reportedly suffered outages or bugs that for a short time prevented transactions from finalizing and being recorded in blocks twice in two days. Major Ethereum Clients which nodes use to access the Ethereum network, such as Go-Ethereum (“Geth”), Besu and Nethermind, have in the past suffered outages or disruptions due to bugs. For more on an unplanned fork involving Geth clients, see “—A temporary or permanent “fork” could adversely affect the value of the Shares.” The cryptographic algorithms securing the Ethereum network, in particular its elliptic-curve signature schemes, could prove to be flawed or otherwise vulnerable to advances in computing technology, particularly quantum computing. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of ether and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like ether. In particular, the Ethereum network relies on elliptic-curve cryptography not only for the digital signatures used to authorize transfers of ether from user accounts, but also for the digital signatures used by validators to secure the Ethereum network’s proof-of-stake consensus mechanism and for certain cryptographic commitments and proofs used to verify data on, and support applications built on, the Ethereum network. A sufficiently advanced quantum computer could potentially derive private keys from public keys that have been exposed on the Ethereum blockchain, including public keys that are exposed when an account initiates a transaction. The extent of this risk may depend on, among other things, whether public keys have been exposed, account usage patterns, the timing and manner of transfers, and the wallet‑generation, key-management and transaction-signing practices of the Ether Custodian and other service providers. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Ethereum network becoming ineffective, which, if realized, could compromise the security of the Ethereum network, including its consensus mechanism, or allow a malicious actor to compromise the wallets holding ether owned by the Trust or others on the Ethereum network, which would result in losses to Shareholders. The potential risks posed by advances in quantum computing have also attracted attention from U.S. policymakers. On August 24, 2026, the U.S. Treasury Department announced the establishment of a Quantum-Readiness Task Force to support the financial sector’s transition to post‑quantum cryptography, including a workstream focused on digital assets and emerging technology risks. While various actors in the Ethereum community are taking steps to enable the use of post-quantum or quantum-resistant cryptographic algorithms, there is no guarantee that new post‑quantum or quantum-resistant architectures will be built and appropriate transitions will be implemented across the multiple layers of the Ethereum network at scale in a timely manner or that any such transition would occur without bugs, security vulnerabilities, increased transaction costs, reduced network functionality or other disruption; any such changes could require the achievement of broad consensus within the Ethereum network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “—Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges” and “—A temporary or permanent “fork” could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. In any of these circumstances, a malicious actor may be able to compromise the security of the Ethereum network or take the Trust’s ether, which would adversely affect the value of the Shares. In addition, because a significant amount of ether is held in accounts whose public keys have already been exposed, a sufficiently advanced quantum computer could be used to misappropriate that ether, even if the Trust’s own ether were not compromised, undermining confidence in the Ethereum network and depressing the price of ether, which would adversely affect the value of the Shares. Moreover, normal operations and functionality of the Ethereum network may be negatively affected. Such losses of functionality could lead to the Ethereum network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for ether. Even if another digital asset other than ether were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

•

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

•

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

•

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

The Ethereum network operates using open-source protocols, meaning that any user can become a node by downloading the Ethereum Client and participating in the Ethereum network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to the Ethereum network’s source code and then propose that the Ethereum network community support the modification. These proposed modifications to the Ethereum network’s source code, if adopted, could lead to forks (referred to as “planned forks” because they take place through a formal process).

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

In December 2025, the Ethereum network implemented the Fusaka hard fork, which was designed to expand data capacity, reinforce defenses against denial-of-service attacks, and introduce new tools for developers and users, among others. The main feature of the Fusaka upgrade is a new way of handling the data in the blobs introduced by the Dencun upgrade, which was designed to create improvements for Layer 2s to store data on the main Ethereum network. The Ethereum core developers have announced a further planned upgrade, referred to as Glamsterdam, which was activated on the Sepolia testnet on October 6, 2026 and is currently expected to be implemented on the Ethereum mainnet in the fourth quarter of 2026, although a mainnet activation date has not been announced. The Ethereum core developers have also identified a subsequent planned upgrade, referred to as Hegotá, which is currently targeted for 2027. As with any change to software code, planned forks such as Glamsterdam could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ether, and therefore the Shares.

As illustrated by Dencun, the Merge, Fusaka, and Glamsterdam, the Ethereum network regularly implements planned forks in an effort to achieve its development roadmap, advance the scalability process, and to improve the network generally. For example, in connection with the Ethereum development roadmap, the Ethereum network executed planned forks to transition from the initial Frontier development stage into the Homestead development stage in 2016; to transition from the Homestead development stage to the first sub-stage, Byzantium, of the Metropolis development stage in 2017; to transition from the Byzantium substage to the St. Petersburg sub-stage in early 2019; and to transition from the St. Petersburg sub-stage to the Istanbul sub‑phase, in late 2019. In April 2021, the Ethereum network underwent the Berlin and Altair planned forks, among others. In 2022, Ethereum underwent the Bellatrix and Paris planned forks in connection with the Merge. In 2023, Ethereum underwent the Capella and Shanghai planned forks (collectively, Shapella), which enabled withdrawals of staked assets to the Ethereum Layer 1 blockchain mainnet for the first time (they had previously been locked on the Beacon Chain). On May 7, 2025, “Pectra” which is a combination of the Prague execution layer hard fork and the Electra consensus layer upgrade, went live. Pectra, among other changes, increased the maximum amount of ether that a validator can stake from 32 to 2,048, allowing validators to manage higher balances with the goals of potentially reducing costs; introducing account abstraction, allowing externally owned accounts (EOAs) to temporarily function like smart contracts; and reducing security risks and shortening the wait time for new validators. Any of these or future planned forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, or create problematic economic incentives which could increase behavior that has a negative effect on the Ethereum network’s nodes, users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Ethereum community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

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

An unplanned fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of Ethereum Client software that nodes run and use to access the Ethereum network. For example, such an unplanned fork reportedly occurred in the Geth client, which is a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time, such as Besu, OpenEthereum, and Nethermind), and a patch was released that all nodes using the Geth client were supposed to download and apply simultaneously. However, not all nodes using Geth did so, resulting in the non-patched Geth nodes temporarily running a different version of the Ethereum blockchain than the patched Geth nodes and nodes using other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum blockchain, causing the nodes using the non-patched Geth version to be unable to reach consensus with the rest of the nodes on the Ethereum blockchain, interrupting the non‑patched Geth nodes’ access to the Ethereum network. For example, Infura, which is a node operator that provides services to major Ethereum smart contracts, wallet software providers like MetaMask, ether trading platforms, and other market participants, reportedly ran numerous nodes using the Geth client. Infura’s Geth client running nodes reportedly used the outdated, non-patched Geth version initially, which is said to have caused those nodes to be on the minority blockchain, impacting transaction execution, validation, and recording on the main Layer 1 Ethereum network for Infura’s customers - such as Ethereum‑based smart contracts, wallet providers like MetaMask, ether trading platforms, etc. - until Infura was able to apply the software update released by the Geth client developers to Infura’s nodes that use Geth as their Ethereum Client. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all nodes using the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth nodes, fixing the problem and restoring access to the Ethereum network, including for Infura and its customers.

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

On August 18, 2026, the SEC proposed Regulation Crypto Assets, which would establish registration exemptions for certain investment contracts involving crypto assets and a conditional safe harbor addressing when a crypto asset ceases to be subject to an investment contract. The proposal has not been adopted, may be revised or withdrawn, and does not address exchange-traded products such as the Trust. The Sponsor cannot predict whether Regulation Crypto Assets will be adopted or how these or other regulatory developments could affect digital asset markets, the price of ether or the value of the Shares.

Notwithstanding the SEC’s current interpretation that ether is not itself a security, a court could reach a different conclusion under existing law, or future legislative or regulatory developments could result in ether being treated as a security under the federal securities laws. Any such determination or development could materially adversely affect the Trust and the value of the Shares.

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

A number of foreign jurisdictions have taken regulatory action aimed at digital asset activities. China has made transacting in crypto assets illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. The United Kingdom’s Financial Services and Markets Act 2023 (the “FSMA”) received royal assent in June 2023. According to publicly available government materials, the FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. The transitional period for crypto-asset service providers under MiCA ended on July 1, 2026. In June 2026, the United Kingdom’s Financial Conduct Authority published final cryptoasset rules, which are expected to take effect in October 2027. Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of ether.

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

On October 5, 2026, the CFTC issued an advance notice of proposed rulemaking concerning Regulation Crypto Asset Transactions (“Regulation CTX”) and Regulation Crypto Asset Markets (“Regulation CAM”), seeking comment on potential rules governing certain retail crypto asset transactions and an optional federal registration framework for crypto asset trading venues. The CFTC has not proposed or adopted rules through this notice, and any subsequent rulemaking could affect the operation of digital asset trading platforms, trading activity or liquidity in ether markets, which could adversely affect the price of ether and the value of the Shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 9,253,333 Shares (231 Baskets) were redeemed during the quarter ended September 30, 2026.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
07/01/26 to 07/31/26	1,573,333	$41.5846
08/01/26 to 08/31/26	906,667	42.4050
09/01/26 to 09/30/26	6,773,333	54.7634
Total	9,253,333	$51.3117

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Trust hereby incorporates by reference herein Exhibit 99.1 of this report, which includes information provided by Malaysia Airports Holdings Berhad.

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
Sponsor of the iShares Ethereum Trust ETF (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 6, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 6, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.